Form 10-K
period 2009-03-31
Granto, Inc.
filed 2009-06-15
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-150388

Granto, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 001-63-02-916-9339

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of June 5, 2009.

 PART I
Item 1.   Business

Company Overview

We were incorporated as “Granto Inc.” (“Granto”) on February 29, 2008, in the State of Nevada for the purpose of developing, manufacturing, and selling mechanical chalkboard erasers with built-in micro vacuums (our "Product") specifically for office and school supply retailers and teachers in the Philippines and other Asian countries as end users.

Business of Company

We are engaged in the business of developing, manufacturing, and selling mechanical chalkboard erasers with built-in micro vacuums specifically for office and school supply retailers and teachers in the Philippines and other Asian countries as end users. Such a product will allow teachers to efficiently and thoroughly clean chalkboards without the detrimental health effects that often result from breathing chalk dust propelled into the air and lungs by chalkboard erasers presently in use in the Asian market. We are currently in the process of designing and developing our Product, and we are continually refining this design through experiments, testing different engine speeds and brush lengths in order to determine optimum features for maximum cleaning performance and chalk-dust absorption. When we are satisfied that our Product will compete effectively in the School Supply Industry by being the most practical and effective chalkboard eraser, we will begin the manufacture and distribution of the Product to stationery retailers.

Our offices are located at 137 4th Street, Riverside Vill. Sta Lucia, Pasig City, the Philippines.

Chalkboards and Erasers

Chalkboards have long been a standard school supply in the Asian educational system, and they are also used in many establishments as a form of advertising upcoming events and menus. Chalkboard erasers are important supplements to chalkboards. They make chalkboards reusable and provide an easy means of cleaning up writings made on the board.

Chalkboard erasers typically consist of a block of wood covered by a felt pad, or felt strips that are bound together with sticky paper or cardboard that also serves as a handle. The felt strips are used to wipe off chalk dust. However, chalkboard erasers get dirty very quickly, and once this happens they no longer remove chalk from a board. They require high maintenance to prevent too much accumulation of dust particles that prevent them from working and can make allergies and breathing a problem. The most common way of cleaning traditional chalkboard erasers is by repeatedly pounding the eraser against a metal filter or the side of a wall, a process that forces the chalk dust into the surrounding air.

Chalk Dust Hazards

Chalk dust is the natural by-product of using a chalk crayon on a chalkboard. As the chalk is scraped across the rough surface of the chalkboard or erased with a traditional eraser, particles of chalk dust are sent out into the surrounding air. Some of this chalk dust settles to the ground or is ventilated outside, but much of it falls on clothing, furniture, electronic equipment and shelves. Teachers and students also inhale a portion of this chalk dust, which usually becomes trapped in the mucus layers of the throat and upper lungs.

While the main ingredients of chalk dust are considered to be non-toxic, which simply means they do not pose a threat when ingested, chalk dust can and does accumulate in the human respiratory system and can create long-term health problems due to overexposure.  So while swallowing a piece of white chalkboard chalk won't kill you, breathing in chalk dust for a number of years can create or trigger respiratory problems.  A small amount of inhaled chalk dust is not considered harmful. Those with healthy respiratory systems can expel the chalk dust through coughing, and the remaining material should be absorbed safely into the body. For those with allergies and chronic breathing issues such as asthma, however, exposure to chalk dust can trigger a reaction. In fact, many school systems strongly urge teachers to move students with respiratory problems away from the chalkboard area. Chalkboards, trays and erasers filled with chalk dust should also be cleaned regularly.

Standard chalk for classroom use is generally made from gypsum or calcium carbonate, a processed form of natural limestone. The traditional method of creating white chalk was to form a clay-like paste with the calcium carbonate and allow it to cure in chalk-shaped molds. This chalk worked well with slate chalkboards, but it also generated a significant amount of chalk dust that floated into the surrounding air. Teachers who used traditional chalk for a number of years often developed respiratory problems, although they were not generally considered severe.

There is now a product called dustless chalk, designed to address the chalk dust issue. Instead of forming chalk crayons through individual molds, the new chalk mixture is extruded into ropes, then cut to size and allowed to dry. This dustless chalk does generate a form of chalk dust, but the particles are much heavier and tend to fall directly to the floor instead of floating in the air. Exposure to airborne chalk dust has been reduced, but the accumulation of chalk dust elsewhere is still problematic.

Beyond the human health aspects of chalk dust exposure, there are also potential electronic hazards. Devices such as computers and digital versatile disc (DVD) players stored inside classrooms can suffer damage from accumulated chalk dust. As the dust particles circulate throughout the room, cooling fans may draw them into the computers' inner workings. As dust builds up on the motherboard and other heat-sensitive parts, the risk of overheating increases. Chalk dust can also cause severe damage to sensitive electronics, such as the laser reader of a DVD player or the playback heads of a video cassette recorder (VCR).

Chalk dust is considered an irritant and an occupational hazard by a number of occupational safety organizations around the world. Many safety experts suggest using a filtered mask over the mouth and nose and taking a number of breaks in a fresh air environment for those who work around chalk dust for extended periods of time.

While some chalkboards have been replaced by whiteboards, there are many advantages to using the chalkboard. Whiteboards produce their own kind of "dust": particles of the dried marker fluid. This dust is much darker in color than chalk dust and is heavier, so it doesn't travel as far, but it stains the walls and floors underneath the whiteboards. Expensive solvents may remove some but not all stains. Erasers and chalk trays are obviously intended to capture and confine dust. While essential, they do not solve the entire problem. Chalk in bulk costs less than five cents a stick; marker pens are ten times as expensive. Chalk is seldom stolen; marker pens are frequently taken from classrooms. Chalk breaks if you drop it, but marker pens dry out quickly if left uncapped. You can look at a piece of chalk and see how much of it is left. Looking at a marker pen reveals nothing. Marker pens can be a budget drain for a school or university.  Chalkboards can still work fine after 30-50 years of use, while whiteboards require solvents to return them to their like-new condition as they age. Solvent is expensive and the cleaning process is laborious. Thus, financial constraints often lead to chalkboards being utilized over whiteboards in the Philippines and other Asian countries.

Our Product

The rising demand in the Philippines and other Asian countries for chalkboards and chalkboard erasers in conjunction with an increasing awareness of the detrimental effects of chalk dust have resulted in what we anticipate will be a highly receptive potential market for our Product.  Teachers and students are seeking a product that will efficiently and thoroughly clean a chalkboard without the negative effects of propelled chalk dust. The health risks of inhaling chalk dust in addition to the damage it inflicts on electronic equipment in the classroom highlight the necessity of a chalkboard eraser that cleans effectively and absorbs chalk dust instead of forcing it into the air.

We are in the process of developing a chalkboard eraser (see figure 1 below) that contains a micro-engine system that works like a vacuum to collect the chalk dust as it cleans the chalkboard. Our Product is designed specifically for school and office supply retailers and teachers as end users in the Philippines and other Asian countries. Our product is operated by a simple on/off switch (1), which activates the micro engine (2). As the brush (3) wipes the chalk from the chalkboard, the vacuum created by the micro engine draws the chalk dust through the powder vents (4) located in parallel with the brush sections and into the powder collecting room (5). The micro engine is powered by two replaceable AA batteries (6), and there is a removable cover (7) to allow the disposal of the powder collected.

Figure 1

We are in the process of refining the design for our Product, which will be integral to its success. We are designing and developing our Product by conducting experiments to improve on quality and cost. These experiments include testing different engine speeds and brush lengths in order to determine optimum features for maximum cleaning performance and chalk-dust absorption. We are also experimenting with our Product’s use near electronic devices, including the examination of these devices to determine if any chalk dust accumulates on them following the use of our Product.  We are searching for the lowest priced components available in the market in our efforts to reduce cost. We are researching the benefits of adding more components to further improve our Product. We are also improving our Product's essential qualities, such as cleaning ability, chalk-dust absorption, and endurance over time with repeated use. Refining these qualities will ensure that our Product is practicable, affordable, and beneficial.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell chalkboard erasers and related items. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
The StikkiWorks Co. makes a Dust Muncher Chalkboard Eraser/Screen Cleaner that they state is made from a “revolutionary super absorbent material.”  StikkiWorks Co. claims this product “is the fastest, safest & most efficient way to clean chalkboards” and is “also exceptional for cleaning computer screens and all electronic equipment.”  They assert that it “absorbs dust instead of pushing it around…can be used over and over before washing… won’t scratch surfaces’” and can be “used dry.”

•	Beijing Haur Ming Stationery Enterprise Co., Ltd. makes a Self Cleaning Chalk Board that the company claims features: “no more chalk dust” and a push button remote-control operation with auto timer to set the cleaning times. It is also touted as “easy to maintain and install.”
•
Taiwan Innovative sells a vacuum product that is designed to sit near chalkboards and vacuum the chalk dust off standard chalkboard erasers. While this solves the problem of cleaning erasers without releasing dust into the air, it fails to address the problem of chalk dust being propelled into the air as chalkboards are erased.

There are also several companies that sell what is referred to as “dustless chalk,” which purportedly reduces the amount of inhaled chalk dust, though, as mentioned earlier, dust accumulation elsewhere is still problematic with use of this chalk.  These companies include:

•
Quartet Manufacturing Company makes an Omega Nontoxic Low Dust Chalk in assorted colors, as well as a Quartet Deluxe Chalkboard Eraser/Cleaner made with laminated felt and a “special material” on the reverse side of the eraser that completes board cleaning.

•	Crayola sells Anti-Dust Chalkboard Chalk they claim “keeps dust to a minimum.” It is also certified non-toxic and recommended for ages 4 and up.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product area. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the stationery industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, and sale of our Product in the Philippines and other Asian countries is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors. Our President oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. We intend on employing sales representatives in the Philippines when our product is ready for production and shipping and in various provinces of China when we are ready to expand internationally.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 137 4th Street, Riverside Vill. Sta Lucia, Pasig City, the Philippines.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “GNTQ.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2009
Quarter Ended	High $	Low $
March 31, 2009	N/A	N/A
December 31, 2008	N/A	N/A
September 30, 2008	N/A	N/A
June 30, 2008	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of March 31, 2009, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Year Ended March 31, 2009 and Period from February 29, 2008 (Date of Inception) until March 31, 2009

We generated no revenue for the period from February 29, 2008 (Date of Inception) until March 31, 2009. Our Operating Expenses were $44,500 for the year ended March 31, 2009, and $48,500 for the period from February 29, 2008 (Date of Inception) to March 31, 2009. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $44,500 for the year ended March 31, 2009, and $48,500 for the period from February 29, 2008 (Date of Inception) until March 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $0.  We had $5,500 in current liabilities as of March 31, 2009, as a result of a loan from our officer. Thus, we have a working capital deficit of $5,500 as of March 31, 2009.

Operating activities used $48,500 in cash for the period from February 29, 2008 (Date of Inception) until March 31, 2009. Our net loss of $48,500 was the sole basis of our negative operating cash flow.  Financing Activities during the period from February 29, 2008 (Date of Inception) until March 31, 2009 generated $48,500 in cash during the period, represented by $43,000 in the sale of common stock and $5,500 from loan proceeds from our officer.

As of March 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received revenues from sales of products or services. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Rosalinda Ritualo.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Name	Age	Position Held with the Company
Rosalinda Ritualo 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	27	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Nanette Mercado 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	29	Director

Set forth below is a brief description of the background and business experience of our executive officer and Directors.

Rosalinda Ritualo is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and Director. She graduated with a Bachelor of Science Degree from Polytechnic University of the Philippines in 2002. Since that time, she has worked at Pancho Construction Inc.

Nanette Mercado is our director. She graduated with a Bachelor’s Degree from Assumption College in 2001. Since that time, she has worked for the Directories Philippines Corp.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Rosalinda Ritualo.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Ms. Zandra Grace Hernandez, at the address appearing on the first page of this annual report.

Code of Ethics

As of March 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rosalinda Ritualo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rosalinda Ritualo	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended March 31, 2009.

Stock Option Plans

We did not have a stock option plan as of March 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  March 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Rosalinda Ritualo 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	Common Stock	600,000	27.9%
Nanette Mercado 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of March 31, 2009.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

The amount due to officer of $5,500 at March 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to March 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$9,000	-	-	-
2008	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2009 and 2008;
F-3	Statements of Operations for the Years Ended March 31, 2009 and 2008 and for the Period from February 29, 2008 (Date of Inception) to March 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to March 31, 2009;
F-5	Statements of Cash Flows for the Years Ended March 31, 2009 and 2008 and for the Period from February 29, 2008 (Date of Inception) to March 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on April 23, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Granto, Inc.

By:	/s/ Rosalinda Ritualo
Rosalinda Ritualo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 10, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Rosalinda Ritualo
Rosalinda Ritualo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 10, 2009

By:	/s/ Nanette Mercado
Nanette Mercado Director
June 10, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Granto, Inc.
Pasig City, the Philippines

We have audited the accompanying balance sheets of Granto, Inc. (a development stage company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granto, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital, has incurred operating losses since inception, has not yet received revenue from sales of products or services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
June 8, 2009

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2009 and March 31, 2008

	March 31, 2009	March 31, 2008
ASSETS

Current Assets
Cash and equivalents	$-0-	$35,000
Prepaid expenses	-0-	4,000

TOTAL ASSETS	$-0-	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Due to officer	$5,500	$-0-

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(48,500)	(4,000)
Total stockholders’ equity (deficit)	(5,500)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-0-	$39,000

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended March 31, 2009 and 2008
Period from February 29, 2008 (Inception) to March 31, 2009

	Year ended March 31, 2009		Year ended March 31, 2008	Period from February 29, 2008 (Inception) to March 31, 2009

Revenues		$-0-	$-0-	$-0-

Expenses :
Professional fees		44,500	4,000	48,500

Net Loss		$(44,500)	$(4,000)	$(48,500)

Net loss per share:
Basic and diluted	$	(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted		2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from February 29, 2008 (Inception) to March 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, March 31, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(44,500)	(44,500)
Balance, March 31, 2009	2,150,000	$2,150	$44,850	$(48,500)	$(5,500)

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 Years ended March 31, 2009 and 2008
Period from February 29, 2008 (Inception) to March 31, 2009

	Year ended March 31, 2009	Year ended March 31, 2008	Period From February 29, 2008 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,500)	$(4,000)	$(48,500)
Change in non-cash working capital items
Prepaid expenses	4,000	(4,000)	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(40,500)	(8,000)	(48,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	43,000	43,000
Loan from related party	5,500	-0-	5,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,500	-0-	48,500

NET INCREASE (DECREASE) IN CASH	(35,000)	35,000	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$35,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Granto Inc. (“Granto”) is a development stage company and was incorporated in Nevada on February 29, 2008. The Company is developing a chalk dust-eliminating blackboard eraser specifically for teachers and professionals in the Philippines. Granto operates out of office space owned by a director and stockholder of the Company. The facilities are provided at no charge. There are no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

Granto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2009 and 2008, respectively, the Company had $-0- and $35,000 of cash.

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

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at March 31, 2008 consisted of an advance retainer paid to the Company’s outside independent auditors for services to be rendered for periods after the Company’s year-end.

NOTE 3 – DUE TO OFFICER

The amount due to officer of $5,500 at March 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to March 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2009, Granto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $48,500 at March 31, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$16,500
Valuation allowance	(16,500)
Net deferred tax asset	$-

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