Form 10-Q
period 2009-09-30
Granto, Inc.
filed 2009-11-09
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of November 2, 2009.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and as of March 31, 2009 (audited);
F-2	Statements of Operations for the three and six months ended September 30, 2009 and 2008 and period from February 29, 2008 (Inception) to September 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for the period from February 29, 2008 (Inception) to September 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the six months ended September 30, 2009 and 2008 and period from February 29, 2008 (Inception) to September 30, 2009 (unaudited);
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and March 31, 2009

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Due to officer	$9,500	$5,500

Stockholders’ Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(52,500)	(48,500)
Total stockholders’ deficit	(9,500)	(5,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Six Months Ended September 30, 2009 and 2008
Period from February 29, 2008 (Inception) to September 30, 2009

					Period from
					February 29,
	Three Months ended	Three Months ended	Six Months ended	Six Months ended	2008 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	4,000	4,000	52,500

Net Loss	$(2,000)	$(2,000)	$(4,000)	$(4,000)	$(52,500)

Net loss per share:
Basic and diluted	$ (0.00)	$(0.00)	$ (0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from February 29, 2008 (Inception) to September 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$ 2,150	$ 40,850	$ -	$ 43,000
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, March 31, 2008	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the period	-	-	-	(44,500)	(44,500)
Balance, March 31, 2009	2,150,000	2,150	40,850	(48,500)	(5,500)
Net loss for the period	-	-	-	(4,000)	(4,000)
Balance, September 30, 2009	2,150,000	$ 2,150	$ 40,850	$ (52,500)	$ (9,500)

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months ended September 30, 2009 and 2008
Period from February 29, 2008 (Inception) to September 30, 2009

			Period From
			February 29,
	Six Months ended	Six Months ended	2008 (Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(38,500)	$(52,500)
Change in non-cash working capital items Prepaid expenses	-0-	3,500	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(35,000)	(52,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
Loan from related party	4,000	-0-	9,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	-0-	52,500

NET DECREASE IN CASH	-0-	(35,000)	-0-

Cash, beginning of period	-0-	35,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents

Granto considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and March 31, 2009, the Company had $-0- of cash.

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
September 30, 2009

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

NOTE 2 – DUE TO OFFICER

The amount due to officer of $9,500 at September 30, 2009 and $5,500 at March 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to September 30, 2009 and March 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

GRANTO, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 3 – INCOME TAXES

For the periods ended September 30, 2009, Granto has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $52,500 at September 30, 2009, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$17,700
Valuation allowance	(17,700)
Net deferred tax asset	$-

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through October 30, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended September 30, 2009 and Period from February 29, 2008 (Date of Inception) until September 30, 2009

We generated no revenue for the period from February 29, 2008 (Date of Inception) until September 30, 2009.

Our Operating Expenses were $2,000 during the three months ended September 30, 2009, as compared with $2,000 for the three months ended September 30, 2008. Our Operating Expenses were $4,000 during the six months ended September 30, 2009, as compared with $4,000 for the six months ended September 30, 2008. Our Operating Expenses were $52,500 for the period from February 29, 2008 (Date of Inception) to September 30, 2009. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended September 30, 2009, compared with a net loss of $2,000 for the three months ended September 30, 2008, $4,000 for the six months ended September 30, 2009, as compared with a net loss of $4,000 for the six months ended September 30, 2008, and $52,500 for the period from February 29, 2008 (Date of Inception) until September 30, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $0 in prepaid expenses.  We had $9,500 in current liabilities as of September 30, 2009. Thus, we have a working capital deficit of $9,500 as of September 30, 2009.

Operating activities used $52,500 in cash for the period from February 29, 2008 (Date of Inception) until September 30, 2009. Our net loss of $52,500 was the sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until September 30, 2009 generated $52,500 in cash during the period, consisting of $43,000 from the sale of our common stock and $9,500 in loans from our officer and director.

As of September 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rosalinda Ritualo.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Granto, Inc.

Date:	November 6, 2009

By: /s/Rosalinda Ritualo Rosalinda Ritualo Title: Chief Executive Officer and Director