Form 10-K/A
period 2009-03-31
Granto, Inc.
filed 2010-02-03
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on June 15, 2009, is to correct the audit report to include the cumulative period from inception to year ended March 31, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  March 31, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership1	% of Common Stock2
Rosalinda Ritualo 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	Common Stock	600,000	27.9%
Nanette Mercado 137 4th Street, Riverside Vill. Sta Lucia Pasig City, the Philippines	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of March 31, 2009 and 2008;
F-3	Statements of Operations for the Years Ended March 31, 2009 and 2008 and for the Period from February 29, 2008 (Date of Inception) to March 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to March 31, 2009;
F-5	Statements of Cash Flows for the Years Ended March 31, 2009 and 2008 and for the Period from February 29, 2008 (Date of Inception) to March 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form S-1 filed on April 23, 2008.

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
January 22, 2010

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
January 22, 2010

By:	/s/ Nanette Mercado
Nanette Mercado Director
January 22, 2010

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Granto, Inc.
Pasig City, the Philippines

We have audited the accompanying balance sheets of Granto, Inc. (a development stage company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and for the period from February 29, 2008 (inception) to March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Granto, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the periods then ended and for the period from February 29, 2008 (inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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