Form 10-Q
period 2010-03-31
Granto, Inc.
filed 2010-05-28
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 333-150388

Granto, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0655634
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

Dongdu Room 321, No. 475 Huanshidong Road
Gaungzhou City, People’s Republic of China 510075
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  011-86-20-8762-1778

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☒

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on May 15, 2010 was 21,286,789.

GRANTO, INC.

INDEX TO MARCH 31, 2010 FORM 10-Q

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of Granto, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the most recent Form 10-K filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Financial Statements

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one	1 Penn Plaza
Iselin, New Jersey, 08830	36th Floor
732.855.9600	New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Granto, Inc.

We have reviewed the accompanying balance sheet of Granto, Inc. (the “Company”) as of March 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three-month period ended March 31, 2010. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statement of cash flows for the year then ended; and in our report dated April 30, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Aquavella, Chiarelli, Shuster, Berkower & Co., LLP

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
May 24, 2010

GRANTO, INC
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
ASSETS
Current Assets
Cash	$1,594,034	$3,194,248
Accounts receivable	2,473,454	236,374
Inventories	5,159,849	2,979,753
Due from shareholders	-	4,008,659
Other receivable	21,211	21,208
Trade deposit	-	121,224
Prepaid expenses	217,199	230,247
Financial receivable	6,561,077	-
Escrow account	100,000	-
Total Current Assets	16,126,824	10,791,713
Fixed assets	395,941	405,147
Biological assets	474,349	432,808
Total Assets	$16,997,114	$11,629,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,832,915	$-
Other payable	255,035	2,743,960
Advance from clients	-	498,785
Short-term bank loan	1,023,976	380,273
Dividend payable	-	3,466,331
Income tax payable	236,483	995,313
Total Current Liabilities	6,348,409	$8,084,662

Derivative liability	7,830,045	-
Long-term bank loan	-	1,170,070
Total liabilities	14,178,454	9,254,732
Stockholders' Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 20,810,713 shares issued and outstanding at March 31, 2010 and December 31, 2009	21,287	20,811
Preferred stock, par value, $0.001 per share, 10,000,000 shares authorized, 2,768,721 shares issued and outstanding at March 31, 2010	2,769	-
Additional paid in capital	8,561,235	796,621
Subscription receivables	-	-
Statutory reserve	1,076,488	1,051,089
Other comprehensive income	863,248	866,699
Retained earnings	(7,706,367)	(360,284)
Total Stockholders' Equity	2,818,660	2,374,936
Total Liabilities and Stockholders' Equity	$16,997,114	$11,629,668

The accompanying notes are an integral part of these financial statements.

GRANTO, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue, net	$9,923,527	$9,406,428
Cost of goods sold	6,719,795	6,266,745
Gross profit	3,203,732	3,139,683

Operating expenses:
Selling expenses	285,932	87,591
General and administrative expenses	406,888	680,706
Total operating expenses	692,820	768,297

Net income (loss) from operations	2,510,912	2,371,386

Other income (expenses)
Loss on Fair value of derivative liability	(4,562,248)	-
Interest income	2,762	11,847
Interest expense	(17,394)	(209)

Total other (expenses) income	(4,576,880)	11,638

Net income before income taxes	(2,065,968)	2,383,024

Income taxes	236,486	201,527

Net (loss) income	$(2,302,454)	$2,181,497
Deemed dividend from beneficial conversion feature of
Series A preferred stock	(4,374,579)	-
Dividends paid or declared	(643,651)	-
Net income (loss) available to common shareholders	$(7,320,684)	$2,181,497

Net income for common share
Earnings per share – Basic	$(0.34)	$0.10
Earnings per share – Diluted	$(0.34)	$0.10
Weighted average common shares outstanding
Basic	21,286,789	20,810,713
Diluted	21,334,742	20,810,713

Net income	$(2,302,454)	$2,181,497
Other comprehensive income (loss)	(3,451)	28,158
Comprehensive income (loss)	$(2,305,905)	$2,209,655

The accompanying notes are an integral part of these financial statements.

GRANTO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(2,302,454)	$2,181,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,946	26,860
Amortization of biological assets	115,352	81,742
Change in Derivative liability value	4,562,248	-
(Increase) / decrease in assets:
Accounts receivables	(2,237,074)	3,169,097
Inventories	(2,179,648)	2,243,115
Prepaid expense and other receivables	12,356	159,710
Trade deposit	121,246	-
Due from shareholder	4,009,362	(1,460,583)
Escrow account	(100,000)	-
Increase / (decrease) in current liabilities:
Accounts payable	4,832,987	(205,118)
Other payable	(2,489,402)	(732,600)
Advances from clients	(498,873)	-
Income taxes payable	(759,002)	(52,193)
Net cash provided by operating activities	3,115,044	5,411,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(18,740)	(52,820)
Biological assets	(156,892)	-
Net cash used by investing activities	(175,632)	(52,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(6,322,573)
Borrowings (payment) of short-term loan, net	(380,339)	730,292
Borrowings (payment) of long-term bank loan	(146,284)	1,752,700
Dividend paid	(4,110,591)	(1,388,026)
Proceeds from issuance of preferred stock	100,000	-
Net cash used by financing activities	(4,537,214)	(5,227,607)

Effect of exchange rate changes on cash and cash equivalents	(2,412)	(2,686)

Net change in cash and cash equivalents	(1,600,214)	128,414

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$1,594,034	$14,951,890

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$995,488	$254,112
Interest payments	$17,393	$209

The accompanying notes are an integral part of these financial statements.

GRANTO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31,2009
(UNAUDITED)

					Additional	Other			Total
	Preferred Shares		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2009	-	$-	20,180,713	$20,811	$796,621	$866,699	$1,051,089	$(360,284)	$2,374,936

Foreign currency translation adjustments						(3,451)			(3,451)
Issuance preferred Stock	2,768,721	2,769			3,390,511				3,393,280
Stock Based Compensation – issued in conjunction with financing			476,076	476	(476)				-
Dividends Paid or Declared								(643,651)	(643,651)
Transferred to Statutory reserve							25,399	(25,399)	-
Deemed dividend					4,374,579			(4,374,579)	-
Income for the three months ended March 31, 2009								(2,302,454)	(2,302,454)

Balance March 31, 2010	2,768,721	$2,769	21,286,789	$21,287	$8,561,235	$863,248	$1,076,488	$(7,706,367)	$2,818,660

Balance December 31, 2008	-	$-	20,810,713	$20,811	$796,621	$861,166	$665,852	$12,653,251	$14,997,701
Foreign currency translation adjustments						5,533			5,533
Transferred to Statutory reserve							385,237	(385,237)	-
Dividend paid or declared								(25,704,486)	(25,704,486)
Income for the year ended December 31, 2009								13,076,088	13,076,088

Balance December 31, 2009	-	$-	20,810,713	$20,811	$796,621	$866,699	$1,051,089	$(360,284)	$2,374,936

The accompanying notes are an integral part of these financial statements

GRANTO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Granto, Inc. (the “Company”) was incorporated in Nevada on February 29, 2008. On March 29, 2010, the Company entered into a Share Exchange Agreement with Rongfu Aquaculture, Inc. (“Rongfu”), certain stockholders and warrant holders of Rongfu (the “Rongfu Stockholders”) and a stockholder of Granto (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 19,810,713 newly issued shares of our Common Stock. In addition the shareholders received warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her.

Rongfu was incorporated in Delaware on January 13, 2009. Flourishing Blessing (Hong Kong) Co., Ltd. (“Hong Kong Rongfu”) was incorporated on November 11, 2008. Pursuant to a Share Exchange Agreement, dated as of December 29, 2009, (the “December 2009 Agreement") all of the shareholders of Hong Kong Rongfu exchanged all of the outstanding shares of Hong Kong Rongfu for shares of common stock of Rongfu and Rongfu became the owner of 100% of the outstanding capital stock of Hong Kong Rongfu. Hong Kong Rongfu owns 100% of the capital stock of Guangzhou Flourishing Blessing Hansen Agriculture Technology Limited (“Guangzhou Flourishing”). Guangzhou Flourishing is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the PRC by virtue of its status as a wholly-owned subsidiary of a non-PRC company, Hong Kong Rongfu.  In connection with the closing of the December 2009 Agreement, Guangzhou Flourishing  entered into and consummated a series of agreements (the "Contractual Agreements”),with Chen Zhisheng and Foshan Nanhai Ke Da Heng Sheng Aquatic Co., Ltd. (“Nanhai Ke Da Heng Sheng”).  Under the Contractual Agreements, Guangzhou Flourishing agreed to assume control of the operations and management of Nanhai Ke Da Heng Sheng in exchange for a management fee equal to Nanhai Ke Da Heng Sheng’s earnings before taxes. As a result, the business of Nanhai Ke Da Heng Sheng  and Hainan Ke Da Heng Sheng Aquit Germchit Co., Ltd., a PRC corporation (“Hainan Ke Da Heng Sheng”) , 70% of the outstanding stock of which is owned by Nanhai Ke Da Heng Sheng,  will be conducted by Guangzhou Flourishing. We anticipate that Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Sheng will continue to be the contracting parties under their customer contracts, bank loans and certain other assets until such time as those may be transferred to Guangzhou Flourishing. Nanhai Ke Da Heng Sheng was formed in the PRC on April 30, 2003 as a limited liability company (a company solely owned by a natural person). Hainan Ke Da Heng Sheng was formed in the PRC on August 6, 2007 as a limited liability company. Guangzhou Flourishing was incorporated in the PRC on January 9, 2009 as a wholly owned foreign enterprise.

The Contractual Agreements completed in December 2009 provide that Guangzhou Flourishing has controlling interest in Nanhai Ke Da Heng Sheng under FASB Accounting Standards Codification “Consolidation of Variable Interest Entities”, an Interpretation of an Accounting Research Bulletin, which requires Guangzhou Flourishing to consolidate the financial statements of Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Shen and ultimately consolidate with its parent company, Rongfu Aquaculture, Inc.

GRANTO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 – ORGANIZATION -continued

The Company, through its subsidiaries, and Contractual Agreements, is engaged in integrated business of aquaculture including Tilapia brood stock, Tilapia fry, Tilapia farming, and marketing for Tilapia. It is specializing in the production of the Hengsheng Brand Nile Tilapia and the new licensed New Jifu Tilapia.

These consolidated financial statements have been prepared on a historical pro-forma basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the pro forma historical results of the consolidated group. The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) on July 1, 2009. For the three months ended March 31, 2010, all reference for periods subsequent to January 1, 2010 is based on the Codification. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of Granto ,Inc. and its wholly owned subsidiaries Hong Kong Rongfu, Guangzhou Flourishing, Nanhai Ke Da Heng Sheng, and Hainan Ke Da Heng Sheng collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company has adopted the Consolidation Topic of the FASB Accounting Standards Codification which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Translation Adjustment

As of March 31, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the Codification, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GRANTO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and theReported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the Codification. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Risks and Uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of March 31, 2010 and December 31, 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.There were no contingencies of this type as of March 31, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There were no allowances for doubtful accounts as of March 31, 2010 and December 31, 2009.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market, if lower. As of March 31, 2010 and December 31, 2009, inventories consist of the following:

	3/31/2010	12/31/2009
Raw materials	$74,974	$47,185
Work in process and finished goods	5.084,875	2,932,568
Total	$5,159,849	$2,979,753

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	10-20 years
Fishing gear	5-10years
Transportation equipment	5-10 years
Office equipment	3-5 years

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of March 31, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	3/31/2010	12/31/2009
Buildings	$73,631	$73,631
Fishing gear	424,938	424,938
Transportation equipment	37,330	37,330
Office equipment	40,102	40,102
Construction in progress	18,740	-
Total	594,741	576,001
Accumulated depreciation	(198,800)	(170,854)
	$395,941	$405,147

Depreciation expense for the three months ended March 31, 2010 and 2009 was $27,946 and $26,860, respectively.

Long-Lived Assets

Since April 30, 2003, the Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010, there were no impairments of its long-lived assets.

Derivative Liability

The Company issued warrants in connection with the Purchase Agreement dated March 29, 2010 with certain reset exercise price provisions.

Adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the three months ended March 31, 2010, the Company recorded a loss on change in fair value of derivative liability of $684,605 to mark to market for the increase in fair value of the warrants through ended March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company determined the fair value of the reset provisions at March 29, 2010 was $5,817,810 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 73.27%, risk free rate: 2.6%, expected term: 5 years.

The Company determined the fair value of the reset provisions at March 31, 2010 was $6,502,414. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 73.27%, risk free rate: 2.55%, expected term: 5 years.

Pursuant to a Share Exchange Agreement dated March 29, 2010, the Company issued warrants to purchase an aggregate of 666,666 shares of our Common Stock to certain former warrantholders of Rongfu. The Company determined the fair value of the reset provisions at March 31, 2010 was $ 1,327,630. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 73.27%, risk free rate: 2.55%, expected term: 5 years.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value..Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Codification. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense for the three months ended March 31, 2010 and 2009 were $7,599 and $2,026, respectively.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company utilizes the accounting guidance, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. It is the Company’s intention to permanently reinvest earnings from activity with china. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made fro US income tax which could result from paying dividend to the Company.

There were no deferred tax difference as of March 31, 2010 and December 31, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, all are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, 05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF No. 07-05 was superseded by the Derivative and Hedging Topic of FASB Accounting Standards Codification (“ASC 815”). Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has a material effect on the Company’s consolidated financial statements, please see note above under “Derivative Liability”.

In May 2009, the FASB issued accounting guidance for “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have an impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

Note 3 –OTHER RECEIVABLES

Other receivables mainly consist of cash advances to rent deposit. As of March 31, 2010 and December 31, 2009, the other receivables were $21,211 and $21,208, respectively.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
 Note 4 – BIOLOGICAL ASSETS
As of March 31, 2010 and December 31, 2009, Biological assets at cost consist of the following:
	3/31/2010	12/31/2009
Carp	$20,562	$20,562
Tilapia	959,561	959,561
Yellow bone fish	54,807	-
California bass	15,832	-
Snakeheads	264,457	178,204
Total	1,315,219	1,158,327
Accumulated amortization	(840,870)	(725,519)
	$474,349	$432,808
Amortization expense for the three months ended March 31, 2010 and 2009 was $ 115,352 and $ 81,742 respectively.

Note 5 – RELATED PARTIES

One of the Company’s vendors is a related party. As of and for the three months ended March 31, 2010, they accounted for approximately 13% of purchases and 36.68% of accounts payable.

For the three months ended March 31, 2010, the Company collected all amounts previously due from the shareholder.

Note 6 – DUE FROM/TO SHAREHOLDER

As of March 31, 2010, due from shareholder was $0.

During the fourth quarter of 2009, the Company loaned an aggregate of RMB 21,900,000 ($3,201,343 translated at $1=RMB 6.8372) to a shareholder. The shareholder invested the entire proceeds of the loan in the construction of Foshan Nanhai Guanyao Processing Industrial Park, which has a total area of 108,000 square meters with the construction area of 85,000 square meters. The loan bears interest and may be paid off by deducting the shareholder’s allocation of shareholders’ dividends or other means. After the construction has been completed, the Company has a first option to rent Foshan Nanhai Guanyao Processing Industrial Park on terms to be determined. This amount is included in the Due from shareholders of $4,008,659 as of December 31, 2009. During the three months ended March 31, 2010 this loan was repaid.

Note 7 – ESCROW DEPOSITS

Pursuant to the Purchase Agreement entered into on March 29, 2010, the Company received a $100,000 deposit in an escrow account. The remaining net proceeds of $6,561,077 had not been received as of March 31, 2010 and are shown on balance sheet as receivable.

Note 8 – CONCENTRATIONS
As of March 31, 2010, one customer accounted for 48% of accounts receivable. For the three months ended March 31, 2010, the Company had three vendors who accounted for 83% of total purchases. As of December 31, 2009, two customers accounted for 20% of accounts receivable. For the three months ended March 31, 2009, the Company had two vendors who accounted for 73% of total purchases and one related party vendor who accounted for 13%. At March 31, 2010, 36.68% of Accounts Payable was due to related parties.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 9 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled

Note 10 – COMMON STOCK

On March 29, 2010, the Company entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 18,623,889 newly issued shares of our Common Stock and warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her.

On March 29, 2010 the Company also entered into and consummated the Purchase Agreement with 18 investors pursuant to which the investors agreed to and did purchase for an aggregate of $7.7 million an aggregate of (a) 2,768,721 shares of our Series A Stock, (b) five year (“Series A Warrants”) to purchase an aggregate of 1,730,451 shares of our Common Stock for $3.47 per share and (c) five year (“Series B Warrants”) to purchase an aggregate of 1,730,451shares of our Common Stock for $4.17 per share. Each share of Series A Stock will automatically convert into one share of our Common Stock, subject to adjustment in certain circumstances to protect the holder against dilution.

The Company measured and recognized an aggregate of $3,267,797 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Pursuant to EITF No. 07-05 on March 29, 2010, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On March 29, 2010, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010	4,127,568	$2.44-4.17	5 years
Exercised in 2010
Outstanding, March 31, 2010	4,127,568

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 11 – SERIES A CONVERTIBLE PREFERRED STOCK

On March 29, 2010, the Company entered into the Purchase Agreement with eighteen investors. The Company authorized and issued to Investors $7,700,000, of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Stock”) at a price of $2.78 per share. The shares are convertible into shares of the Company’s common stock, par value $0.001 per share. In connection with the Purchase Agreement the Company incurred offering costs of $1,038,923, which are subtracted from the total proceeds and against additional paid in capital.

Pursuant to the Purchase Agreement the holders of Series A Stock also received 3,460,902 5 year warrants to purchase common shares. The warrants have an exercise price of $3.47 for 1,730,451 warrants and $4.17 for the remaining 1,730,451 warrants.

Assuming a valuation of $3.10 per share and the conversion of the Series A Stock into 4,221,389 shares of common stock at an effective conversion price of approximately $1.52 per share which is obtained by dividing the amount to be allocated to the BCF by the 2,768,721 common shares, pro forma net income per common share would be $(0.34).

Note 12- DEBT

As of March 31, 2010 and December 31, 2009, the Company had debt as follows:
As of 3/31/2010 Credit Union –Foshan Naihai Branch	Amount	Interest rate	Due
Short term bank loan	$1,023,976	4.50%	Feb 13 and 14, 2011
As of 12/31/2009 Credit Union –Foshan Naihai Branch	Amount	Interest rate	Due
Short tem bank loan	$380,273	4.425%	Feb 13,2010
Long term bank loan	$1,170,070	4.50%	Feb 13 and 14, 2011

The Company is using these loans for working capital purposes and secured by certain real estate and property insurance.

Note 13 - INCOME TAXES

The Company operates in more than one jurisdiction with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities, we evaluate our tax positions and establish liabilities, if required. For uncertain tax position which may be challenged by local tax authorities and may not be fully sustained despite our belief that the underlying tax positions maybe be fully supportable. At this time the Company is not able to make a reasonable estimate of the impact on the effective tax rate related these items which could be challenged.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 13 - INCOME TAXES – (CONTINUED)

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 isat a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. As ofJanuary 1, 2008, the EIT is at a statutory rate of 25%. The Company is an agriculture enterprise and under PRC Income Tax Laws, it is entitled to an exemption for 2006. Starting from January 1, 2008, it is entitled to have new PRC tax policy for the agriculture enterprise. The Company’s income come from three parts including fish breeding, fish cultivation and selling adult fish. For income from fish breeding, it is entitled to an exemption. For income from fish cultivation, EIT is a discount rate of 12.5%. For income from selling adult fish, EIT is a rate of 25%.

The following is a reconciliation of income tax expense:

March 31, 2010	International	Total
Current	$236,486	$236,486
3/31/2009	International	Total
Current	$201,527	$201,527

Note 14– COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, which expire on different dates. It pays for on an annual basis and accrues for throughout the year. [pays for WHAT; accrues for WHAT] For the three months ended March 31, 2010 and 2009, rent expense was $ 137,485 and $ 209,348. Future payments under these leases are as follows as of March 31:

2011	$52,339
2012	$52,339
2013	$52,339
2014	$18,903
2015	$13,035
Thereafter	$31,256
Total	$220,211

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 15– EARNINGS PER SHARE

In accordance with FASB ASC Topic 260-1-50, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted - average number of common shares outstanding during the period.  Under FASB ASC 260-10-50, diluted income or loss per share is computed by dividing net income or loss for the period by the weighted - average number of common and common equivalent shares, such as stock options, warrants and convertible securities outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share of common stock:
	three months ended March 31,
	2010	2009

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$(7,320,684)	$2,181,497
Income from operations applicable to common shareholders	$(7.320,684)	$2,181,497
Denominator:
Weighted average common shares outstanding	21,286,789	20,810,713
Basic earnings per share from continuing operations	$(0.34)	$0.10
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$(7,320,684)	$2,181,497
Income (loss) from operations applicable to common shareholders	$(7,320,684)	$2,181,497
Denominator:
Weighted average common shares outstanding	21,286,789	20.810,713
Weighted average effect of dilutive securities:
Stock options and warrants	47,953	-
Shares used in computing diluted net income per share	21,331,742	20,810,713
Diluted earnings per share from operations	$(0.34)	$0.10

 Note 16 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve should be 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. Thesereserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $1,076,488 and $1,051,089, to these non-distributable reserve funds.

GRANTO, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 17- OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at March 31, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$861,166	$861,166
Change for 2009	5,533	5,533
Balance at December 31, 2009	$866,699	$866,699
Change for three months ended 3/31/2010	(3,451)	(3,451)
Balance at March 31, 2010	$863,248	863,248

Note 18- SUBSEQUENT EVERNTS

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through May 27, 2010, the date of the financial statement issuance. Based upon this evaluation management has concluded that none existed as of March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Granto, Inc.. appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company is engaged in commercial freshwater aquaculture in the PRC. It sells fish and fish fry and also acts as a freshwater fish dealer (generating trading profits from the purchase of fish from third party farmers and the immediate sale of such fish to wholesalers).

During the fiscal year ended December 31, 2009 (“fiscal 2009”)  the Company sold more than 27,000 tons of adult fish to frozen fish processors and wholesalers in Guangdong Province and Hainan Province, PRC and sold approximately 360 million fry to distributors, which in turn sold such fry to other farmers to cultivate.

Approximately 74.0% of the Company’s revenues for fiscal 2009 were from the sale of adult fish farmed by the Company, approximately 13.7% of the Company’s 2009 revenues were from the re-sale of fish purchased by the Company from farmers and approximately 12.3% of the Company’s 2009 revenues were generated from the sale of fish fry. Approximately 67.9% of the Company’s net income for fiscal 2009 was from the cultivation and sale of adult fish, approximately 30.3% of the Company’s 2009 net income were from the breeding, incubation and sale of fish fry and approximately 1.8% of the Company’s 2009 net income was profit from the Company’s trading of freshwater adult fish. According to China Agriculture Magazine, the Company is currently the largest seller of tilapia fry in the PRC and the Company believes that it is also one of the three largest sellers of adult tilapia in the PRC.

The Company operates 13 adult fish breeding farms, covering a total area of 8,249 mu Three of the Company’s farms are located in Hainan Province, two in the town of Wenchang and one in Nanling. The other 10 farms are located in Guangdong Province in the towns or villages of Nanhai, Qinyuan, Taishan, Yangdong  and Gaoyao. 9 of the farms consist of a series of man-made ponds. Each pond is outfitted with one or more oxygen aeration machines which float on the surface and one or more feeding machines which provide food to the fish twice per day. The aeration machines provide oxygen to the fish and enable the natural removal of fish wastes so that the water does not become toxic for the fish.

4 of the Company’s farms are each comprised of a single lake created by damming a river. Oxygen aeration equipment is not needed since the lakes have a much larger area than the ponds dug by the Company. The land on which the farms are located is leased by the Company from the village under leases for terms of 4 to 30 years.

In addition to its adult fish breeding farms, the Company operates a breeding farm in Wenchang, Hainan Province in which tilapia fry are produced from brood stock.

At its facilities in Nanhai (at which the Company’s fish clinic is also located) and Wenchang, the Company also has constructed and maintains concrete tanks where the Company incubates tilapia. The Company also incubates snakehead and crucian carp fry in its tank in Nanhai. After the incubation period the Company sells approximately 95% of the fry to distributors.

Approximately 45.9% of the Company’s revenues from the sale of Company grown adult fish in fiscal 2009 were from the sale of tilapia, approximately 21.2% was from the sale of grass carp, approximately 9.6% was from the sale of snakehead, approximately 8.3% was from the sale of bighead and the balance of the Company’s revenues from the sale of adult fish during fiscal 2009 were from sales of other varieties of freshwater fish, including catfish, bream, black carp and crucian carp.

Approximately 77.6%, 15.9% and 6.5% of the Company’s revenues during fiscal 2009 from sales of fish fry were from the sale of tilapia, snakehead and crucian carp fry, respectively. The Company does not incubate fry of the other adult fish that it cultivates. Rather it purchases the fry for such fish from distributors.

In conjunction with Professor Sifa Li and his team from Shanghai Fisheries University, during the period from 1994 to 2006 the Company developed a strain of Nile tilapia called “New Jifu” which has received the approval and recommendation the PRC Ministry of Agriculture. The Company currently produces approximately 17,000 tons of tilapia per year, approximately 60% of which is of the New Jifu variety and 40% of which is oreochromis tilapia.

The Company sells approximately 90% of its tilapia to the owners of 28 processing plants in Guangdong and Hainan Provinces. The processors generally require that the tilapia be of a standard weight of .75 kiligrams. (Because of such weight requirement, the Company generally sells most of its tilapia in the fourth quarter since the growing season of approximately 6 months commences in March of each year.) The processors freeze the tilapia and sell the frozen product for distribution domestically in China and internationally. The balance of the Company’s tilapia, as well as all of the other fish the Company sells, is sold under the Company’s Hengshen brand name to fish brokers located in wholesale markets in Guangdong Province, Hainan Province, Fujian, Xinjiang Province etc. which in turn market the fresh fish nationwide in China though other wholesalers or at retail.

Comparison of three months ended March 31, 2010 and March 31, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the three months ended March 31, 2010 and three months ended March 31, 2009, respectively:

Three Months Ended March 31, 2010 and 2009			%
	2010	2009	Change

Farm growing	$7,212,246	$7,062,036	2.1%

Breeding	$1,188,523	$1,069,961	11.1%

Trading	$1,522,758	$1,274,431	19.5%

Consolidated	$9,923,527	$9,406,428	5.5%

Net sales for the three months ended March 31, 2010 were $9,923,527, an increase of $517,099 or 5.5%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of adult fish purchased by farmers, which increased $248,327, and the sales of adult fish, which increased $150,210 compared to the same period of 2009 .For the three months ended March 31, 2010, the sales of fish fry increased $118,562compared to the same period of the prior year.  Cost of goods sold for the three months ended March 31, 2010 were $6,719,795, an increase of $453,050 or 7.2%, when compared to the same sales period of the prior year, which consisted of an increase of $148,485 for breeding adult fish, an increase of $218,498 for trading business, and an increase of $86,067 for breeding fish fry.   Gross profit for the three months ended March 31, 2010 was $3,203,732, an increase of $64,049 or 2%, when compared to the same period in 2009. The increase in gross profit  consisted of an increase of $1,726 for breeding adult fish, an increase of $29,828 for the Company’s trading business, and an increase of $32,495 for breeding fish fry. The reason for the increase of gross profit for the three months ended March 31, 2010 was the increase of sales.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $692,820, a decrease of $75,478 or 9.8%, when compared to the same period in 2009, mainly attributed to the decrease of general and administrative expenses of $256,227 for breeding adult fish and fish fry breeding business.  This decrease in general and administrative expenses was partially offset by an increase in selling expense.

Income from operations for the three months ended March 31, 2010 was $2,510,911, an increase of $139,526 or 5.9%, when compared to the same period in 2009. The main reason for the increase in income from operations was the increase in sales of adult fish and fish fry.

Interest income for the three months ended March 31, 2010 was $2,762, a decrease of $9,085 or 76.7%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax of the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the three months ended March 31, 2010 was $17,394, an increase of $17,185 or 8,222.0% due to the increase in the Company’s short term bank loans, when compared to the same period in 2009.

Income taxes for the three months ended March 31, 2010 was $236,486, an increase of $34,959, or 17.3%, when compared to the same period in 2009.  In 2010 more fry was sold and fry was tax exempt while farmed fish was subject to a 12.5% income tax. Trading revenue from grown fish was taxed at a rate of 25%. In 2010 more revenue was contributed by farming and trading and therefore the income taxes was higher than that of 2009.

The Company recorded a loss on fair value of derivative liability of $4,562,248 for the three months ended March 31, 2010.

Net loss for the three months ended March 31, 2010 was $2,302,454 as compared to net income of $2,181,497 for the three months ended March 31, 2009. The $4,483,951 difference is attributable to the loss of $4,562,248 on fair value of derivative liability in the three months ended March 31, 2010.

During three months ended March 31, 2010, total assets decreased by $1,293,631, or 11.1%, from $11,629,668 at December 31, 2009 to $10,336,037 at March 31, 2009.  The majority of the decrease was in cash and due from shareholders, which decreases were partially offset by an increase in inventories.

During three months ended March 31, 2010, cash decreased by $1,600,214, or 50.1%, to $1,594,034 as compared to $3,194,248 as of December 31, 2009. This is mainly attributed to the payment of dividends to shareholders and income tax of the fourth quarter in 2009.

At March 31, 2010, the accounts receivable balance increased by $2,237,080, or 946.4.9%, from the balance at December 31, 2009 because there was advance from clients in the fish farming segment that reduced the accounts receivable for the fiscal year ended December 31,2009,while there was no advance from clients for the three months ended March 31, 2010.

At March 31, 2010, due from shareholders was 0, as compared to due from shareholder of $4,008,659 as of December 31, 2009. This is attributed to the repayment from shareholders during the first quarter of 2010.

The Company’s inventory as of March 31, 2010 was $5,159,849, an increase of $2,180,096, or 73.1%, compared to inventory at December 31, 2009. Inventory mainly consists of adult tilapia, snakehead, crucian carp and other varieties of freshwater fish. The main reason of the increase of inventory is the Company increased its breeding capacity in the three months ended March 31, 2010.

At March 31, 2010 fixed assets was $377,201, mainly consisting of aerators, feeding machine and other equipments used in fish farms, representing a decrease of $27,946, or 6.9%, compared to fixed assets as of December 31, 2009.

At March 31, 2010 biological assets was $474,349, an increase of $41,541, or 9.6%, compared to biological assets as of December 31, 2009. The increase in biological assets was due to the Company purchasing certain breeding fish during the first quarter of 2010.  Biological assets consist of tilapia, snakehead, crucian carp, yellow catfish and black bass.

At March 31, 2010 construction in progress were $18,740, as compared to construction in progress of $0 as of December 31, 2009. The increase was due to the fish equipment built for fish fry breeding.

At March 31, 2010 accounts payable were $4,832,916, as compared to accounts payable of $0 as of December 31, 2009. The increase in accounts payable was due to purchases by the Company of fish food used in fish farm and fish fry breeding.

At March 31, 2010 other payables were $255,035, a decrease of $2,488,925, or 90.7%, compared to other payables as of December 31, 2009. The main item included in other payables is personal income tax payable, and the high personal income tax payable was due to the dividend payable in the fiscal year ended December 31, 2009, which was paid in the first quarter of 2010.

At March 31, 2010 advance from clients was $0, as compared to the advance from clients of $498,785 as of December 31, 2009. Because goods were distributed to clients in the first quarter of 2010, there was no advance from clients as of March 31, 2010.

At March 31, 2010 current portion of bank loan was $1,023,976, as compared to current portion of bank loan of $380,273 as of December 31, 2009.  Since this loan will be due within a year, the Company reclassified it as a short-term laon from a long-term loan.

At March 31, 2010 dividend payable was $1,023,976, as compared to a dividend payable of $3,466,331 as of December 31, 2009 since the dividend was paid in the three months ended March 31, 2010.

At March 31, 2010 income tax payable was $236,483, a decrease of $758,830, or 76.2%, compared to income tax payable as of December 31, 2009. This is mainly because the fourth quarter is the peak season of sales normally, and therefore the income tax for the three months ended March 31, 2010 is lower than the income tax for the whole 2009 fiscal year.

Liquidity and Capital Resources

The Company has typically financed its operations and expansion from cash flows from operations and loans from its shareholders and banks. The Company consummated a reverse merger transaction and raised approximately $7.7 million in gross proceeds in a private placement financing on March 29, 2010.

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association, one with a credit line of RMB 5,000,000 and the other with a credit line of RMB 14,800,000. The credit lines are secured by  real estate owned by the sister-in-law of Chen Zhishen, our Chairman of the Board.  As of March 29, 2010, an aggregate principal amount of RMB 9,400,000 of loans were outstanding under the two credit lines. The outstanding loans are all due in January 2011. Outstanding loans under the credit lines bear interest at a rate of  0.45% per month. Interest is payable monthly

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 3 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market, if lower.

Income Taxes

The Company utilizes the accounting guidance, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

It is the Company’s intention to permanently reinvest earnings from activity with China and thereby indefinitely postpone repatriation of these funds to the U.S. Accordingly, no domestic deferred income tax provision has been made for U.S. income tax which could result from paying dividends to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, all are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Codification. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, the Company’s disclosure controls and procedures were effective as of March 31, 2010, to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

On March 29, 2010 the Company completed the acquisition of Rongfu Aquaculture, Inc. (“Rongfu”) pursuant to a share exchange agreement. The acquisition was accounted for as a recapitalization effected by a share exchange. Rongfu is considered the acquirer for accounting and financial reporting purposes.  Prior to the acquisition the Company was a shell company. Management is evaluating the Company’s internal control over financial reporting in connection with the transition of the Company to one with significant operations as a result of the acquisition.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2010, we entered into a Share Exchange Agreement with Rongfu,, certain stockholders and warrantholders of Rongfu (the “Rongfu Stockholders”) and Janet Gargiulo, a stockholder of Granto, Inc (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 18,623,889 newly issued shares of our Common Stock and warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, Janet Gargiulo agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her. In connection with the Share Exchange Agreement we also issued to three persons an aggregate of 1,662,900 for services rendered in connection with the Share Exchange Agreement. All of the shares of Common Stock referred to in this paragraph were issued under exemptions from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act or were not subject to the registration provisions of the Securities Act pursuant to Regulation S promulgated under the Securities Act.

On March 29, 2010 we entered into and consummated a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with 18 investors pursuant to which the investors agreed to and did purchase for an aggregate of $7.7 million an aggregate of (a) 2,768,721 shares of our Series A Preferred Stock, (b) five year warrants (“Series A Warrants”) to purchase an aggregate of 1,730,451 shares of our Common Stock for $3.47 per share and (c) five year warrants (“Series B Warrants”) to purchase an aggregate of 1,730,451 shares of our Common Stock for $4.17 per share. All of the shares of Common Stock referred to in this paragraph were issued under exemptions from the registration provisions of the Securities Act pursuant to Section 4(2) of the Securities Act. The net proceeds of the sale of the securities will be used by us for working capital.

Item 6. Exhibits

(a)	Exhibits

31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

GRANTO, INC.

Date: May 28, 2010	BY:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.