Form 10-Q/A
period 2010-03-31
Rongfu Aquaculture, Inc.
filed 2010-08-13
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________
COMMISSION FILE NUMBER: 333-150388

Rongfu Aquaculture, Inc.
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

RONGFU AQUACULTURE, INC.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of Granto, Inc. or Rongfu Aquaculture, Inc.  (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in the most recent Form 10-K filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Item 1. Financial Statements

ACSBAcquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route one Iselin, New Jersey, 08830 732.855.9600	1 Penn Plaza 36th Floor New York, NY 10119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Rongfu Aquaculture, Inc.

We have reviewed the accompanying balance sheet of Rongfu Aquaculture, Inc. (the “Company”) as of March 31, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three-month period ended March 31, 2010. These financial statements are the responsibility of the company’s management.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
May 24, 2010

RONGFU AQUACULTURE, INC
 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
ASSETS
Current Assets
Cash	$1,594,034	$3,194,248
Accounts receivable	2,473,454	236,374
Inventories	5,159,849	2,979,753
Due from shareholders	-	4,008,659
Other receivable	21,211	21,208
Trade deposit	-	121,224
Prepaid expenses	217,199	230,247
Financial receivable	6,561,077	-
Escrow account	100,000	-
Total Current Assets	16,126,824	10,791,713
Fixed assets	395,941	405,147
Biological assets	474,349	432,808
Total Assets	$16,997,114	$11,629,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,832,915	$-
Other payable	255,035	2,743,960
Advance from clients	-	498,785
Short-term bank loan	1,023,976	380,273
Dividend payable	-	3,466,331
Income tax payable	236,483	995,313
Total Current Liabilities	6,348,409	$8,084,662

Derivative liability	7,830,045	-
Long-term bank loan	-	1,170,070
Total liabilities	14,178,454	9,254,732
Stockholders’ Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 20,810,713 shares issued and outstanding at March 31, 2010 and December 31, 2009	21,287	20,811
Preferred stock, par value, $0.001 per share, 10,000,000 shares authorized, 2,768,721 shares issued and outstanding at March 31, 2010	2,769	-
Additional paid in capital	8,561,235	796,621
Subscription receivables	-	-
Statutory reserve	1,076,488	1,051,089
Other comprehensive income	863,248	866,699
Retained earnings	(7,706,367)	(360,284)
Total Stockholders’ Equity	2,818,660	2,374,936
Total Liabilities and Stockholders’ Equity	$16,997,114	$11,629,668

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009

Revenue	$9,923,527	$9,406,428
Cost of goods sold	6,719,795	6,266,745
Gross profit	3,203,732	3,139,683

Operating expenses:
Selling, general and administrative expenses	672,984	749,462
Research and development cost	19,836	18,835
Total operating expenses	692,820	768,297

Net income (loss) from operations	2,510,912	2,371,386

Other income (expenses)
Loss on Fair value of derivative liability	(4,562,248)
Interest income	2,762	11,847
Interest expense	(17,394)	(209)

Total other (expenses) income	(4,576,880)	11,638

Net income before income taxes	(2,065,968)	2,383,024

Income taxes	236,486	201,527

Net (loss) income	$($2,302,454)	$2,181,497
Deemed dividend from beneficial conversion feature of Series A preferred stock	(4,374,579)	-
Dividends paid or declared	(643,651)	-
Net income (loss) available to common shareholders	$(7,320,684)	$2,181,497

Net income for common share
Earnings per share – Basic	$(0.34)	$0.10
Earnings per share – Diluted	$(0.34)	$0.10
Weighted average common shares outstanding
Basic	21,286,789	20,810,713
Diluted	21,334,742	20,810,713

Net income	$(2,302,454)	$2,181,497
Other comprehensive income (loss)	(3,451)	28,158
Comprehensive income (loss)	$(2,305,905)	$2,209,655

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC. CONSOLDIATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(2,302,454)	$2,181,497
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	27,946	26,860
Amortization of biological assets	115,352	81,742
Change in Derivative liability value	4,562,248	-
(Increase) / decrease in assets:
Accounts receivables	(2,237,074)	3,169,097
Inventories	(2,179,648)	2,243,115
Prepaid expense and other receivables	12,356	159,710
Trade deposit	121,246	-
Due from shareholder	4,009,362	(1,460,583)
Escrow account	(100,000)	-
Increase / (decrease) in current liabilities:
Accounts payable	4,832,987	(205,118)
Other payable	(2,489,402)	(732,600)
Advances from clients	(498,873)	-
Income taxes payable	(759,002)	(52,193)
Net cash provided by operating activities	3,115,044	5,411,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(18,740)	(52,820)
Biological assets	(156,892)	-
Net cash used by investing activities	(175,632)	(52,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(6,322,573)
Borrowings (payment) of short-term loan, net	(380,339)	730,292
Borrowings (payment) of long-term bank loan	(146,284)	1,752,700
Dividend paid	(4,110,591)	(1,388,026)
Proceeds from issuance of preferred stock	100,000	-
Net cash used by financing activities	(4,537,214)	(5,227,607)

Effect of exchange rate changes on cash and cash equivalents	(2,412)	(2,686)

Net change in cash and cash equivalents	(1,600,214)	128,414

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$1,594,034	$14,951,890

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$995,488	$254,112
Interest payments	$17,393	$209

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31,2009 (UNAUDITED)

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Rongfu Aquaculture, Inc.(the “Company”) was incorporated in Nevada on February 29, 2008. The Company changed its name from Granto, Inc. to Rongfu Aquaculture, Inc. on May 19, 2010. On March 29, 2010, the Company entered into a Share Exchange Agreement with Rongfu Aquaculture, Inc. (“Rongfu”), certain stockholders and warrant holders of Rongfu (the “Rongfu Stockholders”) and a stockholder of Granto (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 19,810,713 newly issued shares of our Common Stock. In addition, the shareholders received warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her.

On March 29, 2010, the Company completed its merger with Rongfu in accordance with the share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and Rongfu (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of Rongfu. The assets, liabilities and historical operations prior to the share exchange transaction will be those of Rongfu. Subsequent to the date of the Share Exchange Transaction, Rongfu is deemed to be a continuation of the business of the Company. Therefore, post exchange financial statements will include the combined balance sheet of the Company and Rongfu, the historical operations of Rongfu and the operations of the Company and Rongfu from the closing date of the Share Exchange Transaction forward.

Rongfu was incorporated in Delaware on January 13, 2009. Flourishing Blessing (Hong Kong) Co., Ltd. (“Hong Kong Rongfu”) was incorporated on November 11, 2008. Pursuant to a Share Exchange Agreement, dated as of December 29, 2009, (the” December 2009 Agreement”) all of the shareholders of Hong Kong Rongfu exchanged all of the outstanding shares of Hong Kong Rongfu for shares of common stock of Rongfu and Rongfu became the owner of 100% of the outstanding capital stock of Hong Kong Rongfu. Hong Kong Rongfu owns 100% of the capital stock of Guangzhou Flourishing Blessing Hansen Agriculture Technology Limited (“Guangzhou Flourishing”). Guangzhou Flourishing is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the PRC by virtue of its status as a wholly-owned subsidiary of a non-PRC company, Hong Kong Rongfu.  In connection with the closing of the December 2009 Agreement, Guangzhou Flourishing  entered into and consummated a series of agreements, (the “Contractual Agreements “),with Chen Zhisheng and Foshan Nanhai Ke Da Heng Sheng Aquatic Co., Ltd. (“Nanhai Ke Da Heng Sheng”).  Under the Contractual Agreements, Guangzhou Flourishing agreed to assume control of the operations and management of Nanhai Ke Da Heng Sheng in exchange for a management fee equal to Nanhai Ke Da Heng Sheng’s earnings before taxes. As a result, the business of Nanhai Ke Da Heng Sheng  and Hainan Ke Da Heng Sheng Aquit Germchit Co., Ltd., a PRC corporation (“Hainan Ke Da Heng Sheng”) , 70% of the outstanding stock of which is owned by Nanhai Ke Da Heng Sheng,  will be conducted by Guangzhou Flourishing. We anticipate that Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Sheng will continue to be the contracting parties under their customer contracts, bank loans and certain other assets until such time as those may be transferred to Guangzhou Flourishing. Nanhai Ke Da Heng Sheng was formed in the PRC on April 30, 2003 as a limited liability company (a company solely owned by a natural person). Hainan Ke Da Heng Sheng was formed in the PRC on August 6, 2007 as a limited liability company. Guangzhou Flourishing was incorporated in the PRC on January 9, 2009 as a wholly owned foreign enterprise.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 – ORGANIZATION –continued

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

In the opinion of the management of the Company, the accompanying consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2010 and the results of its operations for the three- month periods ended March 31, 2010 and 2009 and its cash flows for the three month periods March 31, 2010 and 2009. Actual results may differ from these estimates as a result of different assumptions or conditions.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company adopted the new accounting guidance (“Codification”) on July 1, 2009. For the three months ended March 31, 2010, all reference for periods subsequent to January 1, 2010 is based on the Codification. The Company’s functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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

RONGFU AQUACULTURE, INC.
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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the Reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of March 31, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Inventories

Inventory includes breeding and growing cost; these costs include feed, direct cost and fixed and variable overhead costs. Inventories are valued at the lower of cost (determined on a weighted average basis) or market, if lower. As of March 31, 2010 and December 31, 2009, inventories consist of the following:

	3/31/2010	12/31/2009
Raw materials	$74,974	$47,185
Work in process and finished goods	5.084,875	2,932,568
Total	$5,159,849	$2,979,753

RONGFU AQUACULTURE, INC
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

Depreciation expense for the three months ended March 31, 2010 and 2009 was $27,946 and $26,860 respectively.

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability

The Company issued warrants in connection with the Purchase Agreement dated March 29, 2010 with certain reset exercise price provisions.

Adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the three months ended March 31, 2010, the Company recorded a loss on change in fair value of derivative liability of $ 684,605 to mark to market for the increase in fair value of the warrants through ended March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the reset provisions at March 29, 2009 was $5,817,810 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 73.27%, risk free rate: 2.6%, expected term: 5 years.

The Company determined the fair value of the reset provisions at March 31, 2010 was $ 6,502,414. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 73.27%, risk free rate: 2.55%, expected term: 5 years.

Pursuant to a Share exchange agreement daste March 29, 2010, the Company issued 666,666 to the former shareholder of Rongfu. The Company determined the fair value of the reset provisions at March 31, 2010 was $ 1,327,630. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 73.27%, risk free rate: 2.55%, expected term: 5 years.

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.
.
Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Codification . Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

The Company has three types of revenue streams from its three line of business, namely 1) Fish breeding; 2) Fish growing; 3) Fish trading.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fish breeding

The Company operates a breeding farm and sells fish fry to local farmers. The Company  recognizes sales revenue at the date of shipment or delivery to customers. The Company presents revenues from such transactions in its statements of income.

Fish growing

The Company operates adult fish breeding farms and sells adult fish to fish food manufacturers. The Company recognizes sales revenue at the date of shipment or delivery to customers and presents revenues from such transactions in its statements of income.

Fish trading

The Company deals with local individual farmers. The Company recognizes sales revenue at the date of shipment or delivery to the manufacturer and records revenues from such transactions in its statements of income.

Research and development cost

Research and development costs are expensed in the period when they are  incurred. During three months ended March 31, 2010 and 2009,  research and development costs were $ 19,836 and $ 18,835, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense for the three months ended March 31, 2010 and 2009 were $ 7,599 and $ 2,026, respectively.

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of general and administrative expense.

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

RONGFU AQUACULTURE, INC
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

RONGFU AQUACULTURE, INC
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

 Note 4 – BIOLOGICAL ASSETS

Biological assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to five years. Management evaluate the recoverability of biological assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that any changes exists. All of the Company’s biological assets are subject to amortization with estimated lives of:

Carp	5 years
Tilapia	3 years
Snakeheads	3 years

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 4 – BIOLOGICAL ASSETS (Continued)

As of March 31, 2010 and December 31, 2009, Biological assets at cost consist of the following:

	3/31/2010	12/31/2009
Carp	$20,562	$20,562
Tilapia	959,561	959,561
Yellow bone fish	54,807	-
California bass	15,832	-
Snakeheads	264,457	178,204
Total	1,315,219	1,158,327
Accumulated amortization	(840,870)	(725,519)
	$474,349	$432,808

Amortization expense for the three months ended March 31, 2010and 2009 was $ 115,352 and $ 81,742 respectively.

Note 5 – RELATED PARTY

The Company buys fish feed from a related party supplier.

Note 6 – DUE FROM/TO SHAREHOLDER

The Company has a receivable due from shareholder. As of March 31, 2010, due from shareholder was $21,211. Amount due are receivable upon demand with no stated interest.

During the fourth quarter of 2009, the Company loaned an aggregate of RMB 21,900,000 ( $3,201,343 translated at $1=RMB 6.8372) to a shareholder . He invested the entire proceeds of the loan in the construction of Foshan Nanhai Guanyao Processing Industrial Park, which has a total area of 108,000 square meters with the construction area of 85,000 square meters. The loan bears interest and may be paid off by deducting the shareholder’s allocation of shareholders’ dividends or other means. After the construction has been completed, the Company has a first option to rent Foshan Nanhai Guanyao Processing Industrial Park on terms to be determined.  During the three months ended Mrach 31, 2010 this loan was repaid.

Note 7 – ESCROW DEPOSITS

Pursuant to the Purchase Agreement entered into on March 29, 2010, the Company received a $100,000 deposit in an escrow account. The remaining net proceeds of $6,561,077 had not been received as of March 31, 2010 and are shown on balance sheet as receivable. The escrow balance was collected by the company on April 1, 2010.

Note 8 – CONCENTRATIONS

As of March 31, 2010, one customer accounted for 48% of accounts receivable. For the three months ended March 31, 2010, the Company had three vendors who accounted for 83% of total purchases. At of December 31, 2010, two customers accounted for 20% of accounts receivable. For the three months ended March 31, 2009, the Company had two vendors who accounted for 73% of total purchased and one related party vendor who accounted for 13%.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 9 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled

Note 10 – COMMON STOCK

On March 29, 2010, the Company entered into the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 18,623,889 newly issued shares of our Common Stock and warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Rongfu Aquaculture, Inc. Common Stock held by her.

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

The Company measured and recognized an aggregate of $ 3,267,797 of the proceeds to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Pursuant to EITF No. 07-05 on March 29, 2010, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On March 29, 2010, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010	4,127,568	$2.44-4.17	5 years
Exercised in 2010
Outstanding, March 31, 2010	4,127,568

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 11 – SERIES A CONVERTIBLE PREFERRED STOCK

On March 29, 2010, the Company entered into the Purchase Agreement with eighteen investors. The Company authorized and issued to Investors $ 7,700,00, of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”) at a price of $ 2.78 per share. The shares are convertible into shares of the Company’s common stock, par value $0.001 per share.  In connection with the Purchase Agreement the company incurred offering cost of $1,038,923, which are subtracted from the total proceeds and against additional paid in capital. The shares are not entitled to any dividends. The Company has agreed to pay liquidated damages if the Registration Statement is not filed or not declared effective by SEC”

Pursuant to the Purchase Agreement the holders of Series A Stock also received 3,460,902 5 year warrants to purchases common shares. The warrants have an exercise price of $3.47 for 1,730,451 warrants and $4.17 for the remaining 1,730,451 warrants.

Assuming a valuation of $3.10 per share and the conversion of the Series A Preferred Stock into 4,221,389 shares of common stock at an effective conversion price of approximately $1.52 per share which is obtained by dividing the amount to be allocated to the BCF by the 2,768,721 common shares, pro forma net income per common share would be $(0.34).

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 13 - INCOME TAXES – (CONTINUED)

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of
January 1, 2008, the EIT is at a statutory rate of 25%.  The Company is an agriculture enterprise and under PRC Income Tax Laws, it is entitled to an exemption for 2006.  Starting from January 1, 2008, it is entitled to have new PRC tax policy for the agriculture enterprise. The Company’s income come from three parts including fish breeding, fish cultivation and selling adult fish. For income from fish breeding, it is entitled to an exemption. For income from fish cultivation, EIT is a discount rate of 12.5%. For income from selling adult fish, EIT is a rate of 25%.

The following is a reconciliation of income tax expense:

March 31, 2010	United States	International	Total
Current	$-	$236,486	$236,486

3/31/2009	United States	International	Total
Current	$-	$201,527	$201,527

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

RONGFU AQUACULTURE, INC
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

	three months ened March 31,
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

Note 16 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve should be 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2010 and December 31, 2009, the Company had allocated $ 1,076,488 and $1,051,089, to these non-distributable reserve funds.

RONGFU AQUACULTURE, INC
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

Note 18- SUBSEQUENT EVENTS

For the three months ended March 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance. Based upon this evaluation management has concluded that none existed as of March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Rongfu Aquaculture, Inc. appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

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

In conjunction with Professor Sifa Li and his team from Shanghai Fisheries University, during the period from 1994 to 2006 the Company developed a strain of Nile tilapia called New Jifu which has received the approval and recommendation the PRC Ministry of Agriculture. The Company currently produces approximately 17,000 tons of tilapia per year, approximately 60% of which is of the New Jifu variety and 40% of which is oreochromis tilapia.

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

Net sales for the three months ended March 31, 2010 were $9,923,527, an increase of $517,099 or 5.5%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of adult fish purchased by farmers, which increased $248,327, and the sales of adult fish, which increased $150,210 compared to the same period of 2009 .For the three months ended March 31, 2010, the sales of fish fry increased $118,562 compared to the same period of the prior year.  Cost of goods sold for the three months ended March 31, 2010 were $6,719,795, an increase of $453,050 or 7.2%, when compared to the same sales period of the prior year, which consisted of an increase of $148,485 for breeding adult fish, an increase of $218,498 for trading business, and an increase of $86,067 for breeding fish fry.   Gross profit for the three months ended March 31, 2010 was $3,203,732, an increase of $64,049 or 2%, when compared to the same period in 2009. The increase in gross profit  consisted of an increase of $1,726 for breeding adult fish, an increase of $29,828 for the Company’s trading business, and an increase of $32,495 for breeding fish fry. The reason for the increase of gross profit for the three months ended March 31, 2010 was the increase of sales.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $672,984, a decrease of $76,478 or 10.2%, when compared to the same period in 2009, mainly attributed to the decrease of general and administrative expenses of $274,820 for breeding adult fish and fish fry breeding business due to decreased maintenance and security fees incurred in the first quarter of 2010.  This decrease in general and administrative expenses was partially offset by a $198,341 increase in selling expense in the first quarter of 2010.

For the three months ended March 31, 2010, research and development expenses were $19,836, an increase of $1,001 or 5.3% when compared to the three months ended March 31, 2009.

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

At March 31, 2010 current portion of bank loan was $1,023,976, as compared to current portion of bank loan of $380,273 as of December 31, 2009.  Since this loan will be due within a year, the Company reclassified it as a short-term loan from a long-term loan.

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

Liquidity and Capital Resources

The Company has typically financed its operations and expansion from cash flows from operations and loans from our shareholders and banks. We consummated the reverse merger transaction and raise approximately $7.7 million in gross proceeds in a private placement financing on March 29, 2010.

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association, one with a credit line of RMB 5,000,000 (approximately $735,000 based on the conversion rate as of June 30, 2010) and the other with a credit line of RMB 14,800,000 000 (approximately $2,175,600 based on the conversion rate as of June 30, 2010). The credit lines are secured by real estate owned by the sister-in-law of Chen Zhisheng, our Chairman of the Board.. As of March 29, 2010, an aggregate principal amount of RMB 9,400,000 (approximately $1,382,000 based on the conversion rate as of June 30, 2010) of loans were outstanding under the two credit lines. The outstanding loans are all due in January 2011. Outstanding loans under the credit lines bear interest at a rate of 5.4% per year. Interest is payable monthly.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective at that reasonable assurance level to satisfy the objectives for which they are intended.

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

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RONGFU AQUACULTURE, INC.

Date: August 13, 2010	By:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.