Form 10-Q
period 2010-06-30
Rongfu Aquaculture, Inc.
filed 2010-08-23
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 333-150388

Rongfu Aquaculture, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0655634
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on June 30, 2010 was 21,286,789.

RONGFU AQUACULTURE, INC.

PART I - FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of Rongfu Aquaculture, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

We have reviewed the accompanying balance sheet of Rongfu Aquaculture, Inc. (the “Company”) as of June 30, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the three months and six-month period ended June 30, 2010. These financial statements are the responsibility of the company’s management.

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

/s/ Aquavella, Chiarelli, Shuster, Berkower & Co., LLP

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Certified Public Accountants

New York, N.Y.
August 23 , 2010

RONGFU AQUACULTURE, INC
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$7,125,477	$3,194,248
Accounts receivable	2,043,325	236,374
Inventories	8,987,628	2,979,753
Due from shareholders	-	4,008,659
Other receivable	27,149	21,208
Trade deposit	-	121,224
Prepaid expenses	679,301	230,247
Total Current Assets	18,862,880	10,791,713
Fixed assets	905,285	405,147
Biological assets	366,200	432,808
Total Assets	$20,134,365	$11,629,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,361,607	$-
Other payable	264,575	2,743,960
Advance from clients	-	498,785
Short-term bank loan	-	380,273
Dividend payable	-	3,466,331
Income tax payable	251,866	-
Derivative liability	8,575,785	-
Total Current liabilities	14,453,833	8,084,662

Long-term bank loan	-	1,170,070
Total liabilities	14,453,833	9,254,732
Stockholders' Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 20,810,713 shares issued and outstanding at June 30, 2010 and December 31, 2009	21,287	20,811
Preferred stock, par value, $0.001 per share, 10,000,000 shares authorized, 2,768,721 shares issued and outstanding at June 30, 2010	2,769	-
Additional paid in capital	8,561,235	796,621
Subscription receivables	-	-
Statutory reserve	1,076,310	1,051,089
Other comprehensive income	768,203	866,699
Retained earnings	(4,749,272)	(360,284)
Total Stockholders' Equity	5,680,532	2,374,936
Total Liabilities and Stockholders' Equity	$20,134,365	$11,629,668

The accompanying notes are an integral part of these financial statements.

RONGFU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net	$22,553,424	$16,968,277	$12,629,897	$7,561,849
Cost of goods sold	14,446,385	10,188,007	7,726,590	3,921,262
Gross profit	8,107,039	6,780,270	4,903,307	3,640,587

Operating expenses:
Selling expenses	841,731	290,081	555,799	202,490
General and administrative expenses	747,403	1,075,070	360,352	413,198
Research and development cost	38,643	35,142	18,807	16,307
Total operating expenses	1,627,777	1,400,293	934,958	631,995

Net income (loss) from operations	6,479,262	5,379,977	3,968,349	3,008,592

Other income (expenses)
Loss on Fair value of derivative liability	(5,307,988)	-	(745,740)	-
Interest income	6,614	20,840	3,852	8,993
Interest expense	(34,841)	(450)	(17,447)	(241)

Total other (expenses) income	(5,336,215)	20,390	(759,335)	8,751

Net income before income taxes	1,143,047	5,400,367	3,209,014	3,017,343

Income taxes	488,584	378,905	252,098	177,378

Net (loss) income	654,463	5,021,462	2,956,916	2,839,965
Deemed dividend from beneficial conversion feature of
Series A preferred stock	(4,374,579)	-
Dividends paid or declared	(643,651)
Net income (loss) available to common shareholders	(4,363,767)	5,021,462	2,956,916	2,839,965

Net income for common share
Earnings per share – Basic	(0.21)	0.24	0.14	0.14
Earnings per share – Diluted	(0.21)	0.24	0.14	0.14
Weighted average common shares outstanding
Basic	21,286,789	20,810,713	21,286,789	20,810,713
Diluted	21,286,789	20,810,713	21,286,789	20,810,713

Net income	$654,463	$5,021,462	$2,956,916	$2,839,965
Other comprehensive income (loss)	(98,496)	(177,809)	(95,045)	(179,891)
Comprehensive income (loss)	$555,967	$4,843,653	$2,861,871	$2,660,074

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$654,463	$5,021,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,726	54,369
Amortization of biological assets	231,601	204,339
Change in Derivative liability value	5,307,988	-
(Increase) / decrease in assets:
Accounts receivables	(1,800,409)	3,145,234
Inventories	(5,971,204)	1,018,118
Prepaid expense and other receivables	(434,732)	67,534
Trade deposit	121,718	-
Due from shareholder	4,024,965	(1,461,298)
Increase / (decrease) in current liabilities:
Accounts payable	5,346,962	536,363
Other payable	(2,499,717)	462,675
Advances from clients	(500,814)	-
Income taxes payable	(748,185)	(52,193)
Net cash provided by operating activities	3,787,362	8,996,603

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(554,863)	(69,175)
Biological assets	(164,993)	-
Net cash used by investing activities	(719,856)	(69,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(8,517,615)
Borrowings (payment) of short-term loan, net	(381,870)	730,649
Borrowings (payment) of long-term bank loan	(1,174,985)	1,753,558
Dividend paid	(4,110,591)	(14,024,570)
Proceeds from issuance of preferred stock	6,561,077	-
Net cash used by financing activities	893,631	(20,057,978)

Effect of exchange rate changes on cash and cash equivalents	(29,908)	(553,287)

Net change in cash and cash equivalents	3,931,229	(11,683,837)

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$7,125,477	$3,139,639

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,236,768	$981,540
Interest payments	$34,841	$450

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(UNAUDITED)

					Additional	Other			Total
	Preferred Shares		Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2009	-	$-	20,810,713	$20,811	$796,621	$866,699	$1,051,089	$(360,284)	$2,374,936

Foreign currency translation adjustments						(98,496)			(98,496)
Issuance preferred Stock	2,768,721	2,769			3,390,511				3,393,280
Stock Based Compensation – issued in conjunction with financing			476,076	476	(476)				-
Dividends Paid or Declared								(643,651)	(643,651)
Transferred to Statutory reserve							25,221	(25,221)	-
Deemed dividend					4,374,579			(4,374,579)	-
Income for the six months ended June 30,2010								654,463	654,463

Balance June 30, 2010	2,768,721	$2,769	21,286,789	$21,287	$8,561,235	$768,203	$1,076,310	$(4,,749,272)	$5,680,532

Balance December 31, 2008	-	$-	20,810,713	$20,811	$796,621	$861,166	$665,852	$12,653,251	$14,997,701
Foreign currency translation adjustments						5,533			5,533
Transferred to Statutory reserve							385,237	(385,237)	-
Dividend paid or declared								(25,704,486)	(25,704,486)
Income for the year ended December 31, 2009								13,076,088	13,076,088

Balance December 31, 2009	-	$-	20,810,713	$20,811	$796,621	$866,699	$1,051,089	$(360,284)	$2,374,936

The accompanying notes are an integral part of these financial statements

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Rongfu Aquaculture, Inc., formerly named Granto, Inc (the “Company”) was incorporated in Nevada on February 29, 2008. On March 29, 2010, the Company entered into a Share Exchange Agreement with Rongfu Aquaculture, Inc. (“Rongfu”), certain stockholders and warrant holders of Rongfu (the “Rongfu Stockholders”) and a stockholder of Granto (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 19,810,713 newly issued shares of our Common Stock. In addition the shareholders received warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her.

On March 29, 2010, the Company completed its merger with Rongfu in accordance with the share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and Rongfu (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of Rongfu. The assets, liabilities and historical operations prior to the share exchange transaction will be those of Rongfu. Subsequent to the date of the Share Exchange Transaction, Rongfu is deemed to be a continuation of the business of the Company. Therefore post exchange financial statements will include the combined balance sheet of the Company and Rongfu, the historical operations of Rongfu and the operations of the Company and Rongfu from the closing date of the Share Exchange Transaction forward.

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

In the opinion of the management of the Company, the accompanying consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at June 30, 2010 and the results of its operations for the six- month periods ended June 30, 2010 and 2009 and its cash flows for the six month periods June 30, 2010 and 2009. Actual results may differ from these estimates as a result of different assumptions or conditions.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the pro forma historical results of the consolidated group. The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) on July 1, 2009. For the six months ended June 30, 2010, all reference for periods subsequent to January 1, 2010 is based on the Codification. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of Rongfu Aquaculture ,Inc. and its wholly owned subsidiaries Hong Kong Rongfu, Guangzhou Flourishing, Nanhai Ke Da Heng Sheng, and Hainan Ke Da Heng Sheng collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company has adopted the Consolidation Topic of the FASB Accounting Standards Codification which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Translation Adjustment

As of June 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of June 30, 2010 and December 31, 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

 Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There were no allowances for doubtful accounts as of June 30, 2010 and December 31, 2009.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market, if lower. As of June 30, 2010 and December 31, 2009, inventories consist of the following:

	6/30/2010	12/31/2009
Raw materials	$106,687	$47,185
Work in process and finished goods	8,880,941	2,932,568
Total	$8.,987,628	$2,979,753

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

Buildings	10-20 years
Fishing gear	5-10 years
Transportation equipment	5-10 years
Office equipment	3-5 years

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	6/30/2010	12/31/2009
Buildings	$213,538	$73,631
Fishing gear	756,152	424,938
Transportation equipment	37,330	37,330
Office equipment	123,845	40,102
Construction in progress	-	-
Total	1,130,865	576,001
Accumulated depreciation	(225,580)	(170,854)
	$905,285	$405,147

Depreciation expense for the six months ended June 30, 2010 and 2009 was $54,726 and $54,369, respectively.

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010, there were no impairments of its long-lived assets.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability

The Company issued warrants in connection with the Purchase Agreement dated March 29, 2010 with certain reset exercise price provisions.

As a result of the adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the six months ended June 30, 2010, the Company recorded a loss on change in fair value of derivative liability of $5,307,988 to mark to market for the increase in fair value of the warrants through ended June 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

Pursuant to a Share Exchange Agreement dated March 29, 2010, the Company issued 4,127,568 warrants to purchase an aggregate of 4,127,568 shares of our Common Stock to certain former warrantholders of Rongfu. The Company determined the fair value of the reset provisions at March 31, 2010 was $ 7,830,045. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 73.27%, risk free rate: 2.55%, expected term: 5 years.

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

Research and development cost

Research and development costs are expensed in the period when they are incurred. During six months ended June 30, 2010 and 2009,  research and development costs were $38,643 and $35,142, respectively.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense for the six months ended June 30, 2010 and 2009 were $15,688 and $8,636, respectively.

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

There were no deferred tax difference as of June 30, 2010 and December 31, 2009.

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

Note 3 –OTHER RECEIVABLES

Other receivables mainly consist of cash advances to rent deposit. As of June 30, 2010 and December 31, 2009, the other receivables were $27,149 and $21,208, respectively.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

Carp	5 years
Tilapia	3 years
Snakeheads	3 years

As of June 30, 2010 and December 31, 2009, Biological assets at cost consist of the following:

	6/30/2010	12/31/2009
Carp	$28,052	$20,562
Tilapia	959,561	959,561
Yellow bone fish	55,020	-
California bass	15,894	-
Snakeheads	264,793	178,204
Total	1,323,320	1,158,327
Accumulated amortization	(957,120)	(725,519)
	$366,200	$432,808

Amortization expense for the six months ended June 30, 2010 and 2009 was $ 231,601 and $ 204,339 respectively.

Note 5 – RELATED PARTIES

One of the Company’s vendors is a related party. As of and for the six months ended June 30, 2010, the vendor accounted for approximately 20% of the Company’s purchases and 31% of accounts payable.

For the six months ended June 30, 2010, the Company collected all amounts previously due from the shareholder.

Note 6 – DUE FROM/TO SHAREHOLDER

As of June 30, 2010, due from shareholder was $0.

During the fourth quarter of 2009, the Company loaned an aggregate of RMB 21,900,000 ($3,201,343 translated at $1=RMB 6.8372) to a shareholder. The shareholder invested the entire proceeds of the loan in the construction of Foshan Nanhai Guanyao Processing Industrial Park, which has a total area of 108,000 square meters with the construction area of 85,000 square meters. The loan bears interest and may be paid off by deducting the shareholder’s allocation of shareholders’ dividends or other means. After the construction has been completed, the Company has a first option to rent Foshan Nanhai Guanyao Processing Industrial Park on terms to be determined. This amount is included in the Due from shareholders of $4,008,659 as of December 31, 2009. During the six months ended June 30, 2010 this loan was repaid.

 Note 7 – CONCENTRATIONS

As of June 30, 2010, one customer accounted for 23% of accounts receivable. For the six months ended June 30, 2010, the Company had three vendors who accounted for 66% of total purchases. For the three moths ended June 30, 2009, Two vendors accounted for 78% of total purchase  and one is related party vendor accounted for 69% of total purchase. As of December 31, 2009, two customers accounted for 20% of accounts receivable. For the six months ended June 30, 2009, the Company had two vendors who accounted for 59% of total purchases and one related party vendor who accounted for 49%. At June 30, 2010, 78% of accounts payable were due to related parties.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 8 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 9 – COMMON STOCK

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

Note 10 – SERIES A CONVERTIBLE PREFERRED STOCK

On March 29, 2010, the Company entered into the Purchase Agreement with eighteen investors. The Company authorized and issued to Investors $7,700,000, of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Stock”) at a price of $2.78 per share. The shares are convertible into shares of the Company’s common stock, par value $0.001 per share. In connection with the Purchase Agreement the Company incurred offering costs of $1,038,923, which are subtracted from the total proceeds and against additional paid in capital. The Company has agreed to pay liquidated damages if the Registration Statement is not filed or not declared effective by SEC.

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

The Company measured and recognized an aggregate of $3,267,797 of the fair value of warrants to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants. Pursuant to EITF No. 07-05 on March 29, 2010, the Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On March 29, 2010, the warrants were reclassified from equity to derivative liability for the then fair market value and marked to market (see Note 2 Derivative Liability).

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010	4,127,568	$2.44-4.17	4.75 years
Exercised in 2010
Outstanding, March 31, 2010	4,127,568

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)
Note 11 - INCOME TAXES

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

The following is a reconciliation of income tax expense:

June 30, 2010	International	Total
Current	$488,584	$488,584
June 30, 2009	International	Total
Current	$378,950	$378,950

Note 12– COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, which expire on different dates. It pays for on an annual basis and accrues for throughout the year. For the six months ended June 30, 2010 and 2009, rent expense was $ 165,166 and $ 302,190. Future payments under these leases are as follows as of June 30:

2011	$52,339
2012	$52,339
2013	$52,339
2014	$18,903
2015	$13,035
Thereafter	$31,256
Total	$220,211

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)
Note 13– EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:
	Six months ended June 30,
	2010	2009

Basic earnings from continuing operations per share:
Numerator:
Income from operations used in computing basic earnings per share	$(4,466,576)	$5,021,462
Income from operations applicable to common shareholders	$(4,466,577)	$5,021,462
Denominator:
Weighted average common shares outstanding	21,286,789	20,810,713
Basic earnings per share from continuing operations	$(0.21)	$0.24
Diluted earnings (losses) per share from operations:
Numerator:
Income from operations used in computing diluted earnings per share	$(4,446,576)	$5,021,462
Income (loss) from operations applicable to common shareholders	$(4,446,576)	$5,021,462
Denominator:
Weighted average common shares outstanding	21,286,789	20.810,713
Weighted average effect of dilutive securities:
Stock options and warrants	-	-
Shares used in computing diluted net income per share	21,286,789	20,810,713
Diluted earnings per share from operations	$(0.21)	$0.24

Note 14 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve should be 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $1,076,310 and $1,051,089, to these non-distributable reserve funds.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED)

Note 15- OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$861,166	$861,166
Change for 2009	5,533	5,533
Balance at December 31, 2009	$866,699	$866,699
Change for six months ended 6/30/2010	(98,496)	(98,496)
Balance at June 30, 2010	$768,203	768,203

Note 16- SUBSEQUENT EVENTS

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through  the date of the financial statement issuance. Based upon this evaluation management has concluded that none existed as of June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Rongfu Aquaculture, Inc.. appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

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

Comparison of three months ended June 30, 2010 and June 30, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the three months ended June 30, 2010 and three months ended June 30, 2009, respectively:

Three Months Ended June 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$6,803,184	$4,114,201	65%

Breeding	$2,799,043	$2,462,782	14%

Trading	$3,027,670	$984,866	207%

Consolidated	$12,629,897	$7,561,849	67%

Net sales for the three months ended June 30, 2010 were $12,629,897, an increase of $5,068,048 or 67%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of the trading business of adult fish, particularly snakehead which increased $2.1 million, and the farm growing of adult fish, particularly black fish, which increased $2.7 million compared to the same period of 2009 .For the three months ended June 30, 2010, the sales of fish fry increased $336,260 compared to the same period of the prior year.

Cost of goods sold for the three months ended June 30, 2010 were $7,726,590 an increase of $3,805,328 or 97%, when compared to the same sales period of the prior year, which consisted of an increase of $2,202,850 for breeding adult fish and an increase of $1,813,881 for the trading business, offset by a decrease of $31,359 for breeding fish fry.

 Gross profit for the three months ended June 30, 2010 was $4,903,307, an increase of $1,262,720 or 35%, when compared to the same period in 2009. The increase in gross profit  comprised of an increase of $666,177 for breeding adult fish, an increase of $228,924 for the Company’s trading business and an increase of $367,619 for breeding fish fry. The reason for the increase of gross profit for the three months ended June 30, 2010 was the increase in sales.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $916,151, an increase of $300,463 or 49%, when compared to the same period in 2009, mainly attributed to the increase of selling expenses of $353,309 relating to the increase in sales and the increase in general and administrative expenses of $76,962 mainly due to increase in professional fees associated with the public company in second quarter in fiscal year 2010.

Research and development expenses for the three months ended June 30, 2010 were $18,807, an increase of $2,500 or 15%, when compared with $16,307 in the same period in 2009.

Income from operations for the three months ended June 30, 2010 was $3,968,349, an increase of $959,757 or 32%, when compared to the same period in 2009. The main reason for the increase in income from operations was the increase in sales of adult fish breeding and fish fry.

Interest income for the three months ended June 30, 2010 was $3,852, a decrease of $5,141 or 57%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax in the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the three months ended June 30, 2010 was $17,447, an increase of $17,656 due to the increase in the Company’s short term bank loans, when compared to the same period in 2009.

Income taxes for the three months ended June 30, 2010 was $252,098, an increase of $74,720, or 42%, when compared to the same period in 2009.  In 2010 more fry was sold and fry was tax exempt while farmed fish was subject to a 12.5% income tax. Trading revenue from grown fish was taxed at a rate of 25%. In 2010 more revenue was contributed by farming and trading and therefore the income taxes were higher than that of 2009.

The Company recorded a loss on fair value of derivative liability of  $ 745,740  for the three months ended June 30 , 2010.

Net income for the three months ended June 30, 2010 was $2,956,916 as compared to net income of $2,839,965 for the three months ended June 30, 2009 mainly due to the non-cash item of loss on fair value of derivative liability of $745,740 in the second quarter in fiscal year 2010.

Comparison of six months ended June 30, 2010 and June 30, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the six months ended June 30, 2010 and six months ended June 30, 2009, respectively:

Six Months Ended June 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$14,015,430	$11,176,237	25%

Breeding	$3,987,566	$3,532,743	13%

Trading	$4,550,428	$2,259,297	101%

Consolidated	$22,553,424	$16,968,277	33%

Net sales for the six months ended June 30, 2010 were $22,553,424, an increase of $5,585,147 or 33%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of adult fish purchased by farmers, which increased $2,291,131, and the sales of adult fish, which increased $2,839,193 compared to the same period of 2009 .For the six months ended June 30, 2010, the sales of fish fry increased $454,822 compared to the same period of the prior year.

Cost of goods sold for the six months ended June 30, 2010 were $14,446,385, an increase of $4,258,378 or 42%, when compared to the same sales period of the prior year, which consisted of an increase of $2,171,290 for breeding adult fish, an increase of $2,032,380 for trading business, and an increase of $54,708 for breeding fish fry.

Gross profit for the six months ended June 30, 2010 was $8,107,039, an increase of $1,326,769 or 20%, when compared to the same period in 2009. The increase in gross profit comprised of an increase of $667,903 for breeding adult fish, an increase of $258,751 for the Company’s trading business, and an increase of $400,115 for breeding fish fry. The reason for the increase of gross profit for the six months ended June 30, 2010 was the increase in sales.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,589,134, an increase of $223,983 or 16%, when compared to the same period in 2009, mainly attributed to the increase of selling expenses of $551,650 for expansion of business.  The increase in selling expenses was offset by a decrease in general and administrative expenses by $327,667.

Income from operations for the six months ended June 30, 2010 was $6,479,262, an increase of $1,099,285 or 20%, when compared to the same period in 2009. The main reason for the increase in income from operations was the increase in sales of adult fish and fish fry.

Interest income for the six months ended June 30, 2010 was $6,614, a decrease of $14,226 or 68%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax of the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the six months ended June 30, 2010 was $34,841, an increase of $34,841 due to the increase in the Company’s short term bank loans, when compared to the same period in 2009.

Income taxes for the six months ended June 30, 2010 were $488,584, an increase of $109,679, or 29%, when compared to the same period in 2009.  In 2010 more fry was sold and fry was tax exempt while farmed fish was subject to a 12.5% income tax. Trading revenue from grown fish was taxed at a rate of 25%. In 2010 more revenue was contributed by farming and trading and therefore the income taxes were higher than that of 2009.

The Company recorded a loss on fair value of derivative liability of $5,307,988 for the six months ended June 30, 2010.

Net income for the six months ended June 30, 2010 was $654,463 as compared to net income of $5,021,462 for the six months ended June 30, 2009. The $4,366,999 difference is attributable to the loss of $5,307,988 on fair value of derivative liability offset by the improvement in net income from operations in the six months ended June 30, 2010.

During the six months ended June 30, 2010, total assets increased by $8,504,697, or 73%, from $11,629,668 at December 31, 2009 to $20,134,365 at June 30, 2010.  The majority of the increase was in cash, accounts receivable and inventories, which was partially offset by a decrease in amount due from shareholders.

During the six months ended June 30, 2010, cash increased by $3,931,229, or 123%, to $7,125,477 as compared to $3,194,248 as of December 31, 2009. This is mainly attributed to the funding from investors of net proceeds amounting to $6,561,077 in second quarter this year, offset by the increase in inventories, payment of dividends to shareholders in 2009.

At June 30, 2010, the accounts receivable balance increased by $1,806,951, or 764%, from the balance at December 31, 2009 because there were advances from clients in the fish farming segment that reduced the accounts receivable for the fiscal year ended December 31,2009, while there was no advance from clients for the six months ended June 30, 2010.

At June 30, 2010, there were no amounts due from shareholders, as compared to due from shareholders of $4,008,659 as of December 31, 2009. This is attributed to the repayment from shareholders during the first quarter of 2010.

The Company’s inventory as of June 30, 2010 was $8,987,628, an increase of $6,007,875, or 202%, compared to inventory at December 31, 2009. Inventories mainly consists of adult tilapia, snakehead, crucian carp and other varieties of freshwater fish. The main reason of the increase of inventory is the Company increased its breeding capacity in the six months ended June 30, 2010.

At June 30, 2010 fixed assets was $905,285, mainly consisting of aerators, feeding machine and other equipments used in fish farms, representing an increase of $500,138, or 123%, compared to fixed assets as of December 31, 2009.

At June 30, 2010 biological assets was $366,200, a decrease of $66,608, or 15%, compared to biological assets as of December 31, 2009. The increase in biological assets was due to the amortization for the six months in 2010, offset by the procurement of certain breeding fish during the 2010.  Biological assets consist of tilapia, snakehead, crucian carp, yellow catfish and black bass.

At June 30, 2010 accounts payable were $5,361,607, as compared to $0 as of December 31, 2009. The increase in accounts payable was due to the procurement of fish food used in fish farm and fish fry breeding.

At June 30, 2010 other payables were $264,575, a decrease of $2,479,385, or 90%, compared to other payables as of December 31, 2009. The main item included in other payables is personal income tax payable, and the high personal income tax payable was due to the dividend payable in the fiscal year ended December 31, 2009, which was paid in the first quarter of 2010.

At June 30, 2010, there was no advance from clients, as compared to the advance from clients of $498,785 as of December 31, 2009. Because goods were distributed to clients in the first quarter of 2010, there was no advance from clients as of March 31, 2010.

At June 30, 2010, there was no bank loan, as compared to current portion of bank loan of $380,273 as of December 31, 2009.  The loan was fully repaid in the first half year ended June 30, 2010.

At June 30, 2010, there was no dividend payable, as compared to a dividend payable of $3,466,331 as of December 31, 2009 since the dividend was fully paid in the six months ended June 30, 2010.

At June 30, 2010 income tax payable was $251,866, a decrease of $743,447, or 75%, compared to income tax payable as of December 31, 2009. This is mainly because the fourth quarter is the peak season of sales normally, and therefore the income tax for the six months ended June 30, 2010 is lower than the income tax for the whole 2009 fiscal year.

Liquidity and Capital Resources

The Company has typically financed its operations and expansion from cash flows from operations and loans from its shareholders and banks. The Company consummated a reverse merger transaction and raised approximately $7.7 million in gross proceeds in a private placement financing on March 29, 2010.

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association, one with a credit line of RMB 5,000,000 (approximately $735,000 based on the conversion rate as of June 30, 2010) and the other with a credit line of RMB 14,800,000 (approximately $2,175,600 based on the conversion rate as of June 30, 2010). The credit lines are secured by real estate owned by the sister-in-law of Chen Zhishen, our Chairman of the Board.  As of March 29, 2010, an aggregate principal amount of RMB 9,400,000 of loans were outstanding under the two credit lines. The outstanding loans are all due in January 2011. Outstanding loans under the credit lines bear interest at a rate of  5.4% per year. Interest is payable monthly

Critical Accounting Policies and Estimates

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

It is the Company’s intention to permanently reinvest earnings from activity with China and thereby indefinitely postpone repatriation of these funds to the U.S. Accordingly no domestic deferred income tax provision has been made for U.S. income tax which could result from paying dividends to the Company.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, the Company’s disclosure controls and procedures were effective at that reasonable assurance level as of June 30, 2010, to satisfy the objectives for which they are intended.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any of its securities during the three months ended June 30, 2010.

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

RONGFU AQUACULTURE, INC.

Date: August 23, 2010	BY:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer

Date: August 23, 2010	BY:	/s/ Keith Hor
Keith Hor
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.