Form 10-Q/A
period 2010-06-30
Rongfu Aquaculture, Inc.
filed 2010-09-30
CIK 1430682

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 is being filed in response to a comment made by the staff of the Securities and Exchange Commission.  In response to such comment, we have revised and are filing herewith Exhibit 31.2. Except as described above, no other amendments are being made to the Quarterly Report. This Form 10-Q/A does not reflect events occurring after the August 23, 2010 filing of our Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as discussed above.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

RONGFU AQUACULTURE, INC.

Date: September 30, 2010	By:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer