Form 10-Q
period 2010-09-30
Rongfu Aquaculture, Inc.
filed 2010-12-22
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

COMMISSION FILE NUMBER: 333-150388

Rongfu Aquaculture, Inc.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0655634
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on December 22, 2010 was 21,286,789.

RONGFU AQUACULTURE, INC.

INDEX TO SEPTEMBER 30, 2010 FORM 10-Q

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

Item 1. Financial Statements

RONGFU AQUACULTURE, INC
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	9/30/2010	12/31/2009
	(unaudited)	(audited & restated)
ASSETS
Current Assets
Cash	$6,695,287	$3,194,248
Accounts receivable	1,604,553	236,374
Inventories	10,905,977	2,979,753
Due from shareholders	-	4,008,659
Other receivable	1,321,356	21,208
Trade deposit		121,224
Prepaid expenses	653,372	230,247
Total Current Assets	21,180,545	10,791,713
Fixed assets	868,448	405,147
Biological assets	248,811	432,808
Total Assets	$22,297,804	$11,629,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,036,460	$-
Other payable	552,475	2,743,960
Advance from clients	-	498,785
Short-term bank loan	-	380,273
Dividend payable	-	3,466,331
Income tax payable	301,419	995,313
Derivative liability	9,519,051	-
Total Current Liabilities	15,409,405	8,084,662

Long-term bank loan	-	1,170,070
Total liabilities	15,409,405	9,254,732

Temporary equity:
Redeemable preferred stock, par value $0.001 per share, 2,768,721 issued at September 30, 2010 and 0 at December 31, 2009	7,700,000	-

Stockholders' Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 19,623,889 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21,287	19,624
Additional paid in capital	1,056,365	797,808
Statutory reserve	1,076,310	1,051,089
Other comprehensive income	1,265,959	866,699
Accumulated deficit	(4,231,522)	(360,284)
Total Stockholders' Equity	(811,601)	2,374,936
Total Liabilities and Stockholders' Equity	$22,297,804	$11,629,668

The accompanying notes are an integral part of these consolidated financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Revenue, net	$35,369,699	$21,731,927	$12,816,275	$4,763,650
Cost of goods sold	23,576,353	13,323,764	9,129,968	3,135,757
Gross profit	11,793,346	8,408,163	3,686,307	1,627,893

Operating expenses:
Selling expenses	1,299,046	491,112	457,315	201,031
General and administrative expenses	1,956,142	1,336,945	1,016,378	261,875
Research and development cost	104,255	56,437	65,612	21,295
Total operating expenses	3,359,443	1,884,494	1,539,305	484,201

Net income from operations	8,433,903	6,523,669	2,147,002	1,143,692

Other income (expenses)
Loss on Fair value of derivative liability	(6,251,254)	-	(943,266)	-
Interest income	10,584	35,510	3,970	14,670
Interest expense	(35,678)	(87,436)	(837)	(86,986)

Total other (expenses) income	(6,276,348)	(51,926)	(940,133)	(72,316)

Net income before income taxes	2,157,555	6,471,743	1,206,869	1,071,376

Income taxes	790,416	446,572	301,832	67,667

Net income	1,367,139	6,025,171	905,037	1,003,709
Deemed dividend from beneficial conversion feature of
Series A preferred stock	(4,374,579)	-	-	-
Dividends paid or declared	(838,577)	-	(78,477)	-
Net income (loss) available to common shareholders	$(3,846,017)	$6,025,171	$826,560	$1,003,709

Net income for common share
Earnings per share – Basic	$(0.19)	$0.31	$0.04	$0.05
Earnings per share – Diluted	$(0.19)	$0.31	$0.04	$0.05
Weighted average common shares outstanding
Basic	20,756,854	19,623,889	21,286,789	19,623,889
Diluted	20,756,854	19,623,889	21,286,789	19,623,889

Net income	$1,367,139	$6,025,171	$905,037	$1,003,709
Other comprehensive income	399,260	18,092	497,756	195,901
Comprehensive income	$1,766,399	$6,043,263	$1,402,793	$1,199,610

The accompanying notes are an integral part of these consolidated financial statements.

RONGFU AQUACULTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,367,139	$6,025,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,818	69,050
Amortization of biological assets	350,084	306,613
Change in Derivative liability value	6,251,254	-
Professional fee in connection with the issuance of shares	192,361
(Increase) / decrease in assets:
Accounts receivables	(1,350,580)	4,319,397

Inventories	(7,791,868)	(2,598,949)

Prepaid expense and other receivables	(4,967,738)	74,559
Trade deposit	122,525	-
Due from shareholder	4,051,681	(2,120,712)
Increase / (decrease) in current liabilities:
Accounts payable	4,989,183	1,072,821
Other payable	848,419	444,127
Advances from clients	(504,138)	507,756
Income taxes payable	(707,406)	(588,817)
Net cash provided by operating activities	2,914,734	7,511,016

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(560,985)	(69,205)
Purchased biological assets	(166,087)	-
Net cash used by investing activities	(727,072)	(69,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(8,520,267)
Borrowings of short-term bank loan	734,268	643,171
Payment of short-term bank loan	(1,114,541)	-
Borrowings of long-term bank loan	-	1,169,403
Payment of long-term bank loan	(1,170,070)	-
Dividend paid	(4,305,517)	(14,024,570)
Proceeds from issuance of preferred stock	6,561,077	-
Net cash provided (used) by financing activities	705,217	(20,732,263)

Effect of exchange rate changes on cash and cash equivalents	608,160	56,062

Net change in cash and cash equivalents	3,501,039	(13,234,390)

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$6,695,287	$1,589,086

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$1,725,765	$1,236,816
Interest payments	$70,519	$87,102

The accompanying notes are an integral part of these consolidated financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(UNAUDITED)

			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Statutory	Accumulated	Stockholders
	Shares	Amount	Capital	Income	Reserves	Deficit	Equity

Balance December 31, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

Foreign currency translation adjustments				399,260			399,260
Issuance of warrants			(3,267,797)				(3,267,797)
Syndication costs associated with preferred stock purchase agreement			(1,038,923)				(1,038,923)
Stock based compensation –issued in conjunction with professional services rendered			191,174				191,174
Stock based compensation –issued in conjunction with financing	1,662,900	1,663	927,872				929,535
Syndication costs associated with financing			(928,348)				(928,348)
Dividends Paid or Declared						(838,577)	(838,577)
Transferred to Statutory reserve					25,221	(25,221)	-
Deemed dividend			4,374,579			(4,374,579)	-
Income for the nine months ended September 30, 2009						1,367,139	1367,139

Balance September 30, 2010	21,286,789	$21,287	$1,056,365	$1,265,959	$1,076,310	$(4,231,522)	$(811,601)

Balance December 31, 2008	19,623,889	$19,624	$797,808	$861,166	$665,852	$12,653,251	$14,997,701
Foreign currency translation adjustments				5,533			5,533
Transferred to Statutory reserve					385,237	(385,237)	-
Dividend paid or declared						(25,704,486)	(25,704,486)
Income for the year ended December 31, 2009						13,076,188	13,076,188

Balance December 31, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

The accompanying notes are an integral part of these consolidated financial statements

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Rongfu Aquaculture, Inc., formerly named Granto, Inc (the “Company”) was incorporated in Nevada on February 29, 2008. On March 29, 2010, the Company entered into a Share Exchange Agreement with Rongfu Aquaculture, Inc. (“Rongfu”), certain stockholders and warrant holders of Rongfu (the “Rongfu Stockholders”) and a stockholder of Granto (the “Share Exchange Agreement”).  Pursuant to the Share Exchange Agreement, on March 29, 2010, 9 Rongfu Stockholders transferred 100% of the outstanding shares of common stock and 100% of the warrants to purchase common stock of Rongfu held by them, in exchange for an aggregate of 18,623,889 newly issued shares of our Common Stock held by them (the “Share Exchange Transaction”). In addition the shareholders received warrants to purchase an aggregate of 666,666 shares of our Common Stock. In connection with the closing of the Share Exchange Agreement, the former principal stockholder agreed to and did cancel 1,150,000 of the 1,200,000 shares of Granto, Inc. Common Stock held by her.

On March 29, 2010, the Company completed its merger with Rongfu in accordance with the Share Exchange Agreement.  The Share Exchange Transaction is being accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Company (the legal acquirer) is considered the accounting acquiree and Rongfu (the legal acquiree) is considered the accounting acquirer for accounting purposes. Subsequent to the Share Exchange Transaction, the financial statements of the combined entity will in substance be those of Rongfu. The assets, liabilities and historical operations prior to the share exchange transaction will be those of Rongfu. Subsequent to the date of the Share Exchange Transaction, Rongfu is deemed to be a continuation of the business of the Company. Therefore post-exchange financial statements will include the combined balance sheet of the Company and Rongfu, the historical operations of Rongfu and the operations of the Company and Rongfu from the closing date of the Share Exchange Transaction forward.

Rongfu was incorporated in Delaware on January 13, 2009. Flourishing Blessing (Hong Kong) Co., Ltd. (“Hong Kong Rongfu”) was incorporated on November 11, 2008. Pursuant to a Share Exchange Agreement, dated as of December 29, 2009, (the “December 2009 Agreement") all of the shareholders of Hong Kong Rongfu exchanged all of the outstanding shares of Hong Kong Rongfu for shares of common stock of Rongfu and Rongfu became the owner of 100% of the outstanding capital stock of Hong Kong Rongfu. Hong Kong Rongfu owns 100% of the capital stock of Guangzhou Flourishing Blessing Hansen Agriculture Technology Limited (“Guangzhou Flourishing”). Guangzhou Flourishing is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the People’s Republic of China (“PRC”) by virtue of its status as a wholly-owned subsidiary of a non-PRC company, Hong Kong Rongfu.  In connection with the closing of the December 2009 Agreement, Guangzhou Flourishing  entered into and consummated a series of agreements (the "Contractual Agreements”),with Chen Zhisheng and Foshan Nanhai Ke Da Heng Sheng Aquatic Co., Ltd. (“Nanhai Ke Da Heng Sheng”).  Under the Contractual Agreements, Guangzhou Flourishing agreed to assume control of the operations and management of Nanhai Ke Da Heng Sheng in exchange for a management fee equal to Nanhai Ke Da Heng Sheng’s earnings before taxes. As a result, the business of Nanhai Ke Da Heng Sheng  and Hainan Ke Da Heng Sheng Aquit Germchit Co., Ltd., a PRC corporation (“Hainan Ke Da Heng Sheng”) , 70% of the outstanding stock of which is owned by Nanhai Ke Da Heng Sheng,  will be conducted by Guangzhou Flourishing. We anticipate that Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Sheng will continue to be the contracting parties under their customer contracts, bank loans and certain other assets until such time as those may be transferred to Guangzhou Flourishing. Nanhai Ke Da Heng Sheng was formed in the PRC on April 30, 2003 as a limited liability company (a company solely owned by a natural person). Hainan Ke Da Heng Sheng was formed in the PRC on August 6, 2007 as a limited liability company. Guangzhou Flourishing was incorporated in the PRC on January 9, 2009 as a WFOE.

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 – ORGANIZATION –(CONTINUED)

The Company, through its subsidiaries, and Contractual Agreements, is engaged in integrated business of aquaculture including Tilapia brood stock, Tilapia fry, Tilapia farming, and marketing for Tilapia. It is specializing in the production of the Hengsheng Brand Nile Tilapia and the new licensed New Jifu Tilapia.

In the opinion of the management of the Company, the accompanying consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at September 30, 2010 and the results of its operations for the nine and three month periods ended September 30, 2010 and 2009 and its cash flows for the nine month periods September 30, 2010 and 2009. Actual results may differ from these estimates as a result of different assumptions or conditions.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the pro forma historical results of the consolidated group. The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) on July 1, 2009. For the nine months ended September 30, 2010, all reference for periods subsequent to January 1, 2010 is based on the Codification. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of Rongfu Aquaculture, Inc. and its wholly owned subsidiaries, Hong Kong Rongfu, Guangzhou Flourishing, Nanhai Ke Da Heng Sheng, and Hainan Ke Da Heng Sheng (collectively referred to herein as the” Company”). All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company has adopted the Consolidation Topic of the FASB Accounting Standards Codification which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Translation Adjustment

As of September 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency. According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

Statement of Cash Flows

In accordance with the Statement of Cash Flows Topic of the Codification, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Risks and Uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. There were no contingencies of this type as of September 30, 2010 and December 31, 2009.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There were no allowances for doubtful accounts as of September 30, 2010 and December 31, 2009.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	9/30/2010	12/31/2009
Raw materials	$20,643	$47,185
Work in process and finished goods	10,885,334	2,932,568
Total	$10,905,977	$2,979,753

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	9/30/2010	12/31/2009
Buildings	$214,466	$73,631
Fishing gear	758,351	424,938
Transportation equipment	37,330	37,330
Office equipment	126,840	40,102
Total	1,136,987	576,001
Accumulated depreciation	(268,539)	(170,854)
	$868,448	$405,147

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $63,818 and $69,050, respectively.

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010, there were no impairments of its long-lived assets.

Derivative Liability

The Company issued warrants in connection with the Share Exchange Agreement and Series A Preferred Stock Purchase Agreement dated March 29, 2010 (the “Stock Purchase Agreement”).

The Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $3,267,797 and marked to market. For the nine months ended September 30, 2010, the Company recorded a loss on change in fair value of derivative liability of $6,251,254 to mark to market for the increase in fair value of the warrants through September 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

In accordance with FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

·	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2010 and December 31, 2009, the derivative liabilities amounted to $9,519,051 and $0. In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

Revenue Recognition

The Company records revenues for goods shipped at the time of shipment.  For goods delivered by the Company to a customer’s site, revenues are recognized at time of delivery.

The Company believes that recognizing revenue at these times is appropriate because the Company’s sales policies meet the four criteria of the SEC’s staff Accounting Bulletin No. 104, which are: (i) persuasive evidence that an arrangement exists, (ii) service has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collection is reasonably assured.

Research and development cost

Research and development costs are expensed in the period when they are incurred. During the nine months ended September 30, 2010 and 2009, research and development costs were $104,255 and $56,437, respectively. During the three months ended September 30, 2010 and 2009, research and development costs were $65,612 and $21,295, respectively.

Advertising

Advertising expense consists primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense for the nine months ended September 30, 2010 and 2009 was $34,537 and $41,106, respectively. Advertising expense for the three months ended September 30, 2010 and 2009 was $18,849 and $32,470, respectively.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of general and administrative expense. Shipping and handling fees for the nine months ended September 30, 2010 and 2009 were $442,591 and $118,035, respectively. Shipping and handling fees for the three months ended September 30, 2010 and 2009 were $198,997 and $70,449, respectively.

Advances from Clients

The Company records deposits received by customers prior to the completion of the sale as deferred revenues and included as a component of advances from clients.  At such time as the revenue cycle is complete, these monies will be recognized into revenues.

Income Taxes

The Company utilizes the accounting guidance, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. It is the Company’s intention to permanently reinvest earnings from activity with PRC. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred taxes at September 30, 2010 and December 31, 2009.

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

Note 3 –OTHER RECEIVABLES

Other receivables mainly consist of prepayment of fish equipment amounting to $1,194,030. As of September 30, 2010 and December 31, 2009, the other receivables excluding the prepayment of fish equipment were $127,326 and $21,208, respectively.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)
 Note 4 – BIOLOGICAL ASSETS
As of September 30, 2010 and December 31, 2009, Biological assets at cost consist of the following:
	9/30/2010	12/31/2009
Carp	$28,101	$20,562
Tilapia	959,561	959,561
Yellow bone fish	55,385	-
California bass	15,999	-
Snakeheads	265,368	178,204
Total	1,324,414	1,158,327
Accumulated amortization	(1,075,603)	(725,519)
	$248,811	$432,808
Amortization expense for the nine months ended September 30, 2010 and 2009 was $ 350,084 and $ 306,613 respectively.

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

Carp	5 years
Tilapia	3 years
Snakeheads	3 years
California bass	3 years
Yellow bone fish	3 years

Note 5 – RELATED PARTIES

One of the Company’s vendors is a related party. As of and for the nine months ended September 30, 2010, such vendor accounted for approximately 19% of the Company’s purchases and 38% of accounts payable. As of and for the nine months ended September 30, 2009, such vendor accounted for approximately 53% of the Company’s purchases and 87% of accounts payable.

For the nine months ended September 30, 2010, the Company collected all amounts previously due from the shareholder.

Note 6 – DUE FROM/TO SHAREHOLDER

As of September 30, 2010, due from shareholder was $0.

During the fourth quarter of 2009, the Company loaned an aggregate of RMB 21,900,000 ($3,201,343 translated at $1=RMB 6.8372) to a shareholder. The shareholder invested the entire proceeds of the loan in the construction of Foshan Nanhai Guanyao Processing Industrial Park, which has a total area of 108,000 square meters with the construction area of 85,000 square meters. The loan bears interest and may be paid off by deducting the shareholder’s allocation of shareholders’ dividends or other means. After the construction has been completed, the Company has a first option to rent Foshan Nanhai Guanyao Processing Industrial Park on terms to be determined. This amount is included in the Due from shareholders of $4,008,659 as of December 31, 2009. During the nine months ended September 30, 2010 this loan was repaid.

No interest was levied from the related transaction. The facilities are constructed in progress and third parties have rented part of the facilities. The Company has not rented the facilities yet.

Note 7 – CONCENTRATIONS

As of September 30, 2010, three customers accounted for 65% of accounts receivable. As of September 30, 2009, two customers accounted for 99% of accounts receivable.

For the nine months ended September 30, 2010, the Company had three vendors who accounted for 56% of total purchases. As of December 31, 2009, two customers accounted for 20% of accounts receivable. For the nine months ended September 30, 2009, the Company had two vendors who accounted for 66% of total purchases and one related party vendor who accounted for 60%. For the three months ended September 30, 2009, the Company had two vendors who accounted for 39% of total purchases and one related party vendor who accounted for 16%. At September 30, 2010, 87% of accounts payable was due to related parties. For the three months ended September 30, 2009, the Company had two vendors who accounted for 77% of total purchases and one related party vendor who accounted for 70% of total purchases.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)

Note 8 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of PRC entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled. The management estimated that there is insignificant unutilized leave as at September 30, 2010 and September 30, 2009.

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)

Note 10 – SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS

On March 29, 2010, the Company entered into the Stock Purchase Agreement with eighteen investors. The Company authorized and issued to Investors $7,700,000, of the Company’s convertible, redeemable Series A Preferred Stock, $0.001 par value per share (the “Series A Stock”) at a price of $2.78 per share (the “Series A Issue Price”). The shares are convertible into shares of the Company’s common stock, par value $0.001 per share. In connection with the Stock Purchase Agreement the Company incurred offering costs of $1,038,923, which are subtracted from the total proceeds and recorded in additional paid in capital.

The Series A Stock, in preference to the holders of common stock, shall be entitled to receive, when and as declared by the Board of Directors out of funds that are legally available therefore, cumulative dividends at the rate of six percent (6%) per annum of the original Series A Issue Price on each outstanding of Series A Preferred payable semi-annually on each February 28 and August 31.  Payment of these dividends shall be made, at the Company’s option, in cash or shares of common stock.  Each holder of the Series A Stock shall be entitled to one vote for each whole share of common stock into which such shares of Series A Stock could be converted in accordance with the agreement.

The Company has agreed to pay liquidated damages to its warrant holders if the Registration Statement is not filed by May 13, 2010 and/or not declared effective by the SEC on or before October 25, 2010. The liquidated damages are equal to 1% of the purchase price of the purchased shares owned by investors. The maximum aggregate liquidated damages payable to the investors under this Agreement shall be 6% of the aggregated purchase price paid by the investors pursuant to this Purchase Agreement. The Company must pay the liquidated damages in cash. Liquidated damages of $207,900 have been accrued as a component of other payables.

Pursuant to the Purchase Agreement the holders of Series A Stock also received 3,460,902 5 year warrants to purchase common shares. The warrants have an exercise price of $3.47 for 1,730,451 warrants and $4.17 for the remaining 1,730,451 warrants.

Assuming a valuation of $3.10 per share and the conversion of the Series A Stock into 4,221,389 shares of common stock at an effective conversion price of approximately $1.52 per share which is obtained by dividing the amount to be allocated to the BCF by the 2,768,721 common shares.

The Company measured and recognized an aggregate of $3,267,797 of the fair value of warrants to additional paid in capital upon issuance of these warrants. The terms of the warrants provide for an adjustment to the exercise price of these warrants if the company closes on the sale or issuance of common stock at a price which is less than the exercise price then in effect for these warrants.  The Company determined that the warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock. On March 29, 2010, the warrants were classified as a derivative liability for the then fair market value and marked to market.

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010
- in connection with exchange agreement	666,666	$2.44-2.93	4.5 years
- in connection with Series A preferred	3,460,902	$3.47-4.17	4.5 years
Exercised in 2010
Outstanding, September 30, 2010	4,127,568

Note 11-DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of warrants to purchase 4,127,568 shares of the Company’s common stock, issued to consultants and investor relations in connection with the merger agreements and in connection with the Stock Purchase Agreement. These derivative financial instruments are indexed to an aggregate of 2,768,721 and 0 shares of the Company’s common stock as of September 30, 2010 and December 31, 2009, respectively, and are carried at fair value. The following tabular presentations sets forth information about the derivative instruments for the periods September 30, 2010 and December 31, 2009:

Derivative income (expense)	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010

Warrant derivative	$(6,251,054)	$(943,266)

Liabilities	September 30, 2010	December 31, 2009
Warrant derivative	9,519,051	0-

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $2.44-$4.17; volatility 73.27%  based upon forward terms of instruments; terms-remaining life of 4.5 years ; and a risk free rate ranging from 1.79%-2.5%.

Note 12 - INCOME TAXES

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)

Note 12 - INCOME TAXES – (CONTINUED)

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 25%. The Company is an agriculture enterprise and under PRC Income Tax Laws, it is entitled to have new PRC tax policy for the agriculture enterprise. The Company’s derived from three areas including fish breeding, fish cultivation and selling adult fish. For income from fish breeding, it is entitled to an exemption. For income from fish cultivation, EIT is a discount rate of 12.5%. For income from selling adult fish, EIT is a rate of 25%.

The following is a reconciliation of income tax expense:

September 30, 2010	International	Total
Current	$790,416	$790,416
September 30, 2009	International	Total
Current	$446,572	$446,572

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of Effective tax rate

Statutory tax rate	25%	25%	25%	25%
Non deductibility of permanent items	26%	0%	9%	0%
Tax benefits from discounts and exemption	(18)%	(18)%	(20)%	(54)%
Others	4%	0%	11%	35%
Effective tax rate	37%	7%	25%	6%

If the Company were subject to the standard 25% EIT, it would have incurred $1,587,300 and $1,193,111 of income tax expense for the nine months ended September 30, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.08 and $0.06 per share for the nine months ended September 30, 2010 and 2009, respectively.
If the Company were subject to the standard 25% EIT, it would have incurred $422,316 and $577,110 of income tax expense for the three months ended September 30, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.02 and $0.03 per share for the three months ended September 30, 2010 and 2009, respectively.

Note 13– COMMITMENTS & CONTINGENCIES

The Company leases facilities under operating leases, which expire on different dates. It pays for on an annual basis and accrues for throughout the year. For the nine months ended September 30, 2010 and 2009, rent expense was $ 232,379 and $ 315,059. Future payments under these leases are as follows as of September 30:

2011	$382,899
2012	$365,660
2013	$334,234
2014	$268,287
2015	$111,825
Thereafter	$439,246
Total	$1,902,151

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
 (UNAUDITED)

Note 14– EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted earnings per share:
Numerator:
(Loss)/Income used in computing	$(3,846,017)	$6,025,171	$826,560	$1,003,709
Denominator:
Weighted average common shares outstanding	20,756,854	19,623,889	21,286,789	19,623,889
Basic and diluted earnings per share	$(0.19)	$0.31	$0.04	$0.05

Note 15 – STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a WFOE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve should be 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $1,076,310 and $1,051,089, to these non-distributable reserve funds.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 16- OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$861,166	$861,166
Change for 2009	5,533	5,533
Balance at December 31, 2009	$866,699	$866,699
Change for nine months ended 9/30/2010	399,260	399,260
Balance at September 30, 2010	$1,265,959	1,265,959

Note 17- RESTATEMENT

The accompanying consolidated balance sheet and statement of stockholders’ equity as of, and for the year ended, December 31, , 2009 have been restated for the following matter:

The number of shares of the Company’s common stock outstanding at December 31, 2009 was overstated in such financial statements.

Therefore, we have restated the financial statements to correct this error. The net effect of this reclassification is as follows:

A decrease in the Company’s common stock by $1,187 from $20,811 to $19,624 and an increase of additional paid in capital by the same amount.

Note 18- SUBSEQUENT EVENTS

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of issuance of these financial statements.. Based upon this evaluation management has concluded that no subsequent events requiring recognition or disclosure existed.

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

Comparison of three months ended September 30, 2010 and September 30, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the three months ended September 30, 2010 and three months ended September 30, 2009, respectively:

Three Months Ended September 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$7,112,859	$2,230,948	219%

Breeding	$1.107.114	$837,051	32%

Trading	$4,596,302	$1,695,651	171%

Consolidated	$12,816,275	$4,763,650	169%

Revenue for the three months ended September 30, 2010 were $12,816,275, an increase of $8,052,625 or 169%, when compared to the same period in 2009. Such increase was attributed to the increase in sales of the trading business of adult fish by $2.9 million, particularly snakehead which contributed an increasing proportion of revenues of the trading business (60%) for the current quarter, and the increase in farm growing of adult fish by $4.9 million attributable to the increase in farm growing of snakehead compared to the same period of 2009. The opening in May 2010 of our logistics center greatly facilitated the distribution of snakehead to Guangzhou Province and other regions in the PRC.  For the three months ended September 30, 2010, sales of fish fry increased $270,063 compared to the same period of the prior year, due to sales of fry of our two new fish – yellow catfish and California perch.

Cost of goods sold for the three months ended September 30, 2010 were $9,129,968, an increase of $5,994,211 or 191%, when compared to the same sales period of the prior year, which consisted of an increase of $3,380,015 for breeding adult fish , an increase of $2,563,000 for the trading business, and a slight increase of $51,196 for breeding fish fry. The percentage increase in cost of goods sold is higher than that of the percentage increase in revenue mainly because the revenues of the farm growing segment, with relatively higher costs of sales increased proportionately more than revenues of the breeding segment.

Gross profit for the three months ended September 30, 2010 was $3,686,307, an increase of $2,058,414 or 126%, when compared to the same period in 2009. The increase in gross profit is comprised of an increase of $1,501,897 for breeding adult fish, an increase of $337,650 for the Company’s trading business and an increase of $218,867 for breeding fish fry. The percentage increase in gross profit for the three months ended September 30, 2010 over the three months ended September 30, 2009 is lower than the percentage increase in revenues for the same periods due to higher costs of goods sold in the three months ended September 30, 2010 as a result of changes in the product mix.

Selling, general and administrative expenses for the three months ended September 30, 2010 were $1,473,963, an increase of $1,010,787 or 218%, when compared to the same period in 2009, mainly attributable to the increase in selling expenses of $256,284 relating to the increase in sales and the increase in general and administrative expenses of $754,503 mainly due to an increase in professional fees associated with being a public company, expenses associated with the expansion of our business and the accrual for liquidated damages to certain investors who hold registration rights as a result of the failure to have a registration statement related to the resale of our common stock underlying the Series A Preferred Stock and warrants held by such investors declared effective by October 25, 2010.

Research and development expenses for the three months ended September 30, 2010 were $65,612, an increase of $44,317 or 208%, when compared with $21,295 in the same period in 2009.

Income from operations for the three months ended September 30, 2010 was $2,147,002, an increase of $1,003,310 or 88%, when compared to the same period in 2009. The main reason for the increase in income from operations was the increase in revenues, offset by the increase in selling, general and administrative expenses.

Interest income for the three months ended September 30, 2010 was $3,970, a decrease of $10,700 or 73%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax in the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the three months ended September 30, 2010 was $837, a decrease of $86,149 due to the repayment of the Company’s short term bank loans, when compared to the same period in 2009.

 Income taxes for the three months ended September 30, 2010 was $301,832, an increase of $234,165, or 346%, when compared to the same period in 2009.  In 2010 less proportion of fry was sold and fry was tax exempt while farmed fish was subject to a 12.5% income tax. Trading revenue from grown fish was taxed at a rate of 25%. In 2010 more revenue was contributed by farming and trading and therefore the income taxes were higher than that of 2009.

The Company recorded a loss on fair value of derivative liability of $943,266 for the three months ended September 30, 2010.

Net income for the three months ended September 30, 2010 was $905,037 as compared to net income of $1,003,709 for the three months ended September 30, 2009 due to the increase in revenue offset by the increase in selling, general and administrative expenses and the non-cash item of loss on fair value of derivative liability of $943,266 in the third quarter of fiscal year 2010.  On March 29, 2010, the Company completed a private placement of its preferred stock and five year warrants to purchase an aggregate of 4,127,268 shares of common stock. The warrants are required to be recorded as a derivative instrument liability, carried at fair value and marked-to-market at the end of each period, with changes in the fair value each period charged or credited to net income on the income statement.

Comparison of nine months ended September 30, 2010 and September 30, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the nine months ended September 30, 2010 and nine months ended September 30, 2009, respectively:

Nine Months Ended September 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$21,128,289	$13,407,185	58%

Breeding	$5,094,679	$4,369,794	17%

Trading	$9,146,731	$3,954,949	131%

Consolidated	$35,369,699	$21,731,927	63%

Revenue for the nine months ended September 30, 2010 were $35,369,699, an increase of $13,637,772 or 63%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of adult fish purchased by farmers, which increased $5,191,782, and the sales of adult fish from farm growing, which increased $7,721,705 compared to the same period of 2009 following the opening in May, 2010 of our logistics center which facilitated the distribution of snakehead to Guangzhou Province and other regions in the PRC. For the nine months ended September 30, 2010, sales of fish fry increased $724,885 compared to the same period of the prior year, due to sales of fry of our two new fish – yellow catfish and California perch.

Cost of goods sold for the nine months ended September 30, 2010 were $23,576,353, an increase of $10,252,589 or 77%, when compared to the same sales period of the prior year, which consisted of an increase of $5,551,304 for breeding adult fish, an increase of $4,595,380 for trading business, and an increase of $105,905 for breeding fish fry The percentage increase in cost of goods sold is higher than that of the percentage increase in revenue mainly because the revenues of the farm growing segment, with relatively higher costs of sales, increased proportionately more than revenues of the breeding segment.

Gross profit for the nine months ended September 30, 2010 was $11,793,346, an increase of $3,385,183 or 40%, when compared to the same period in 2009. The increase in gross profit is comprised of an increase of $2,169,801 for breeding adult fish, an increase of $596,402 for the Company’s trading business, and an increase of $618,980 for breeding fish fry. The percentage increase in gross profit for the nine months ended September 30, 2010 over the nine months ended September 30, 2009 is lower than the percentage increase in revenues for the same periods due to higher costs of goods sold in the nine months ended September 30, 2010 as a result of changes in the product mix.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $3,255,188, an increase of $1,427,131 or 78%, when compared to the same period in 2009.  The increase was mainly attributed to the increase of selling expenses of $807,934 for the expansion of our business and the increase in general and administrative expenses by $619,196, mainly due to increases in professional fees associated with our being a public company, the expenses associated with the expansion of our business and the accrual for liquidated damages to certain investors who hold registration rights as a result of the failure to have a registration statement related to the resale of our common stock underlying the Series A Preferred Stock and warrants held by such investors declared effective by October 25, 2010.

Income from operations for the nine months ended September 30, 2010 was $8,433,903, an increase of $1,910,234 or 29%, when compared to the same period in 2009. The increase was attributable to the increase in gross profit of $3,385,183 due to the expansion in sales of adult fish, fish fry and trading business, offset by the increase in selling, general and administrative expenses by $1,427,131.

Interest income for the nine months ended September 30, 2010 was $10,584, a decrease of $24,926 or 70%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax of the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the nine months ended September 30, 2010 was $35,678, a decrease of $51,758 or 59% due to the repayment of the Company’s short term bank loans, when compared to the same period in 2009.

Income taxes for the nine months ended September 30, 2010 were $790,416, an increase of $343,844, or 77%, when compared to the same period in 2009.  In 2010 less proportion of fry was sold and fry was tax exempt while farmed fish was subject to a 12.5% income tax. Trading revenue from grown fish was taxed at a rate of 25%. In 2010 more revenue was contributed by farming and trading and therefore the income taxes were higher than that of 2009.

The Company recorded a loss on fair value of derivative liability of $6,251,254 for the nine months ended September 30, 2010.

Net income for the nine months ended September 30, 2010 was $1,498,039 as compared to net income of $6,025,171 for the nine months ended September 30, 2009 due to the increase in revenue offset by the increase in selling, general and administrative expenses and the non-cash item of loss on fair value of derivative liability of $6,251,254 in the first three quarters in fiscal year 2010 and the professional fee in connection with the services rendered in reverse merger for the issuance of shares in the first quarter in 2010.  On March 29, 2010, the Company completed a private placement of its preferred stock and five year warrants to purchase an aggregate of 4,127,268 shares of common stock. The warrants are required to be recorded as a derivative instrument liability, carried at fair value and marked-to-market at the end of each period, with changes in the fair value each period charged or credited to net income on the income statement.

During the nine months ended September 30, 2010, total assets increased by $10,668,136, or 92%, from $11,629,668 at December 31, 2009 to $22,297,804 at September 30, 2010.  The majority of the increase was in cash, accounts receivable, advance payment and prepayment, and inventories, which was partially offset by a decrease in amount due from shareholders.

During the nine months ended September 30, 2010, cash increased by $3,501,039, or 110%, to $6,695,287 as compared to $3,194,248 at December 31, 2009. This is mainly attributed to the funding from investors of net proceeds amounting to $6,561,077 in second quarter this year, offset by the increase in inventories, payment of dividends to shareholders in 2009.

At September 30, 2010, the accounts receivable balance increased by $1,368,179, or 579%, from the balance at December 31, 2009. The increase is due to the increase in revenue in the nine months ended September 30, 2010. In addition, we have granted our customers a longer credit period as a strategy to increase our market share.

At September 30, 2010, the other receivables increased by $1,300,148, or 6,130%, from the balance at December 31, 2009. The increase is mainly due to the advance payment of $1,194,000 for fish nets.

At September 30, 2010, there were no amounts due from shareholders, as compared to due from shareholders of $4,008,659 at December 31, 2009. This is attributed to the repayment from shareholders during the first quarter of 2010.

The Company’s inventory at September 30, 2010 was $10,905,977, an increase of $7,926,224, or 266%, compared to inventory at December 31, 2009. Inventories mainly consists of adult tilapia, snakehead, crucian carp and other varieties of freshwater fish. The main reason of the increase of inventory is the Company increased its breeding capacity in the nine months ended September 30, 2010.

At September 30, 2010 fixed assets were $868,448, mainly consisting of aerators, feeding machine and other equipments used in fish farms, representing an increase of $463,301, or 114%, compared to fixed assets at December 31, 2009.

At September 30, 2010 biological assets were $248,811, a decrease of $183,997, or 43%, compared to biological assets at December 31, 2009. The decrease in biological assets was due to the amortization for the nine months in 2010, offset by the procurement of certain breeding fish during the 2010.  Biological assets consist of tilapia, snakehead, crucian carp, yellow catfish and black bass.

At September 30, 2010 accounts payable were $5,036,460, as compared to $0 at December 31, 2009. The increase in accounts payable was due to the procurement of fish food used in fish farm and fish fry breeding mainly from related parties.

At September 30, 2010 other payables were $552,475, a decrease of $2,743,960, or 80%, compared to other payables at December 31, 2009. The main item included in other payables is personal income tax payable, and the high personal income tax payable was due to the dividend payable in the fiscal year ended December 31, 2009, which was paid in the first quarter of 2010. On the other hand, at September 30, 2010, there is an accrual of $207,900 for the liquidated damages to warrant holders for the Registration Statement not declared effective by October 25, 2010.

At September 30, 2010, there was no advance from clients, as compared to the advance from clients of $498,785 at December 31, 2009. Because goods were distributed to clients in the first quarter of 2010, there was no advance from clients as of September 30, 2010.

At September 30, 2010, there was no bank loan, as compared to current portion of bank loan of $380,273 at December 31, 2009.  The loan was fully repaid prior to September 30, 2010.

At September 30, 2010, there was no dividend payable, as compared to a dividend payable of $3,466,331 at December 31, 2009 since the dividend was fully paid in the nine months ended September 30, 2010.

At September 30, 2010 income tax payable was $301,419, a decrease of $693,894, or 70%, compared to income tax payable at December 31, 2009. This is mainly because the fourth quarter is the peak season of sales normally, and therefore the income tax for the nine months ended September 30, 2010 is lower than the income tax for the whole 2009 fiscal year.

Liquidity and Capital Resources

The Company has typically financed its operations and expansion from cash flows from operations and loans from its shareholders and banks. The Company consummated a reverse merger transaction and raised approximately $7.7 million in gross proceeds in a private placement financing on March 29, 2010.

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association with credit lines of RMB 7,000,000 (approximately $ 1,044,605 based on the conversion rate as of September 30, 2010) and RMB 5,000,000 (approximately $746,146 based on the conversion rate as of September 30, 2010), respectively. The two credit lines are secured by real estate owned by the sister-in-law of Chen Zhisheng, our Chairman of the Board.  The agreements were entered into on January 14, 2009 and January 13, 2009, respectively, for two-year terms expiring in January 2011. Outstanding loans under the two credit lines bear interest at a rate of 5.4% per year. Interest is payable monthly. As of September 30, 2010, there were no outstanding loans payable

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Rongfu Aquaculture, Inc (formerly, Granto, Inc.) and its wholly owned subsidiaries, Flourishing HK, the WOFE,  Nanhai Ke Da Heng Sheng, and Hainan Ke Da Heng Sheng (collectively referred to herein as the” Company”). All material inter-company accounts, transactions and profits have been eliminated in consolidation. The Company has adopted the Consolidation Topic of the FASB Accounting Standards Codification which requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market.

Derivative Liability

The Company issued warrants in connection with the Purchase Agreement dated March 29, 2010 with certain reset exercise price provisions.

Adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the nine months ended September 30, 2010, the Company recorded a loss on change in fair value of derivative liability of $6,251,254 to mark to market for the increase in fair value of the warrants through ended September 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

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

At September 30, 2010, there were permanent tax differences relating to stock based compensation in conjunction with professional services of $191,141 and the loss on change in fair value of derivative liability of $6,251,254 to mark to market for the increase in fair value of the warrants through ended September 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective at that reasonable assurance level to satisfy the objectives for which they are intended.

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

 During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that there existed deficiencies in controls relating to the following and that it was necessary for the Company to restate to its previously issued financial statements for the fiscal years ended December 31, 2008 and December 31, 2009 and the quarters ended March 31, 2009 and March 31, 2010 and June 30, 2009 and June 30, 2010 for the following reasons.

1. The number of shares of the Company’s common stock outstanding as of December 31, 2008 and December 31, 2009 and the weighted average common shares outstanding for the years ended December 31, 2009 and December 31, 2008 and for the quarters ended March 31, 2009, June 30, 2009, March 31, 2010 and June 30, 2010 were overstated in such financial statements and earnings per share for the fiscal years ended December 31, 2009 and December 31, 2008 and for the quarters ended March 31, 2009, June 30, 2009, March 31, 2010 and June 30, 2010 were understated in such financial statements.

2. The value attributed to shares of the Company’s common stock which were issued for prior services on March 29, 2010 should have been expensed in the Company’s income statements for the quarter ended March 31, 2010 and for the six months ended June 30, 2010.

3. $7,700,000 of Preferred Stock included under Stockholders’ Equity on the Company’s balance sheets as of March 31, 2010 and June 30, 2010 should be reclassified as Temporary Equity.

We have further concluded that such deficiencies represented material weaknesse. As a result, we concluded that the Company’s internal controls over financial reporting were not effective at September 30, 2010.

The Company is in the process of enhancing its financial reporting by implementation of stronger internal controls through the recruitment of high caliber personnel with strong financial reporting backgrounds and the establishment of effective checking and reviewing procedures. In 2011 we plan to enrich the accounting knowledge of all of our financial and accountting personnel by holding training to increase the awareness and use of controls and transparency by all staff and by redesigning document flows and  establishing strong control points.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any of its equity securities during the three months ended September 30, 2010.

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

RONGFU AQUACULTURE, INC.

Date: December 22, 2010	BY:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer

Date: December 22, 2010	BY:	/s/ Keith Hor
Keith Hor
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.