Form 10-Q/A
period 2010-03-31
Rongfu Aquaculture, Inc.
filed 2010-12-29
CIK 1430682

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
Guangzhou City, People’s Republic of China 510075
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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding on March 31, 2010 was 21,286,789.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which was filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2010 (the “Original Filing”) is being filed to include in an amended Item 1. Financial Statements, restated financial statements as described in Note 18 to the accompanying consolidated financial statements.  This Form 10-Q/A also amends the following items in the Original Filing to reflect the changes in accounting treatment:

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits

Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

We are also contemporaneously filing with the SEC an Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 which was filed with the SEC on August 23, 2010 to include in an amended Item 1. Financial Statements, restated financial statements as described in Note 17 to those restated financial statements as well as amendments to Items 2, 4 and 6 of such Quarterly Report.

RONGFU AQUACULTURE, INC.

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of Rongfu Aquaculture, Inc. (“we,” “us,” “our” or “the Company”) set forth in this Form 10-Q/A and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	3/31/2010	12/31/2009
	(unaudited and restated)	(audited & restated)
ASSETS
Current Assets
Cash	$1,594,034	$3,194,248
Accounts receivable	2,473,454	236,374
Inventories	5,159,849	2,979,753
Due from shareholders	-	4,008,659
Other receivable	21,211	21,208
Trade deposit	-	121,224
Prepaid expenses	217,199	230,247
Financial receivable	6,561,077	-
Escrow account	100,000	-
Total Current Assets	16,126,824	10,791,713
Fixed assets	395,941	405,147
Biological assets	474,349	432,808
Total Assets	$16,997,114	$11,629,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,832,915	$-
Other payable	255,035	2,743,960
Advance from clients	-	498,785
Short-term bank loan	1,023,976	380,273
Dividend payable	-	3,466,331
Income tax payable	236,483	995,313
Derivative liability	7,830,045	-
Total Current Liabilities	14,178,454	$8,084,662

Long-term bank loan	-	1,170,070
Total liabilities	14,178,454	9,254,732
Temporary equity
Redeemable preferred stock, par value $0.001 per share, 2,768,721 issued at March 31, 2010 and 0 at December 31, 2009	7,700,000	-
Stockholders’ Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 19,623,889 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	21,287	19,624
Additional paid in capital	1,056,365	797,808
Statutory reserve	1,076,488	1,051,089
Other comprehensive income	863,248	866,699
Accumulated deficit	(7,898,728)	(360,284)
Total Stockholders’ Equity	(4,881,340)	2,374,936
Total Liabilities and Stockholders’ Equity	$16,997,114	$11,629,668

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED AND RESTATED)

	2010	2009

Revenue, net	$9,923,527	$9,406,428
Cost of goods sold	6,719,795	6,266,745
Gross profit	3,203,732	3,139,683

Operating expenses:
Selling expenses	285,932	87,591
General and administrative expenses	579,413	661,871
Research and development expenses	19,836	18,835
Total operating expenses	885,181	768,297

Net income from operations	2,318,551	2,371,386

Other income (expenses)
Loss on fair value of derivative liability	(4,562,248)	-
Interest income	2,762	11,847
Interest expense	(17,394)	(209)

Total other (expenses) income	(4,576,880)	11,638

Net income (loss) before income taxes	(2,258,329)	2,383,024

Income taxes	236,486	201,527

Net (loss) income	$(2,494,815)	$2,181,497
Deemed dividend from beneficial conversion feature of
Series A preferred stock	(4,374,579)	-
Dividends paid or declared	(643,651)	-
Net income (loss) available to common shareholders	$(7,513,045)	$2,181,497

Net income per common share
Earnings per share – Basic	$(0.38)	$0.11
Earnings per share – Diluted	$(0.38)	$0.11
Weighted average common shares outstanding
Basic	19,679,319	19,623,889
Diluted	19,679,319	19,623,889

Net (loss) income	$(2,494,815)	$2,181,497
Other comprehensive income (loss)	(3,451)	28,158
Comprehensive income (loss)	$(2,498,266)	$2,209,655

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010 (Restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,494,815)	$2,181,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,946	26,860
Amortization of biological assets	115,352	81,742
Change in derivative liability value	4,562,248	-
Professional fee in connection with the issuance of shares	192,361	-
(Increase) / decrease in assets:
Accounts receivables	(2,237,074)	3,169,097
Inventories	(2,179,648)	2,243,115
Prepaid expense and other receivables	12,356	159,710
Trade deposit	121,246	-
Due from shareholder	4,009,362	(1,460,583)
Escrow account	(100,000)	-
Increase / (decrease) in current liabilities:
Accounts payable	4,832,987	(205,118)
Other payable	(2,489,402)	(732,600)
Advances from clients	(498,873)	-
Income taxes payable	(759,002)	(52,193)
Net cash provided by operating activities	3,115,044	5,411,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(18,740)	(52,820)
Purchased biological assets	(156,892)	-
Net cash used by investing activities	(175,632)	(52,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(6,322,573)
Borrowings (payment) of short-term loan, net	(380,339)	730,292
Borrowings (payment) of long-term bank loan	(146,284)	1,752,700
Dividend paid	(4,110,591)	(1,388,026)
Proceeds from issuance of preferred stock	100,000	-
Net cash (used) by financing activities	(4,537,214)	(5,227,607)

Effect of exchange rate changes on cash and cash equivalents	(2,412)	(2,686)

Net change in cash and cash equivalents	(1,600,214)	128,414

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$1,594,034	$14,951,890

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$995,488	$254,112
Interest payments	$17,393	$209

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
(UNAUDITED AND RESTATED)

			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Statutory	Retained	Stockholders
	Shares	Amount	Capital	Income	Reserves	Earnings	Equity

Balance December 31,, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

Foreign currency translation adjustments				(3,451)			(3,451)
Issuance of warrants			(3,267,797)				(3,267,797)
Syndication costs associated with preferred stock purchase agreement			(1,038,923)				(1,038,923)
Stock based compensation –issued in conjunction with professional services rendered	1,662,900	1,663	191,174				191,174
Stock based compensation –issued in conjunction with financing			927,872				929,535
Syndication costs associated with financing			(928,348)				(928,348)
Dividends Paid or Declared						(643,651)	(643,651)
Transferred to Statutory reserve					25,399	(25,399)	-
Deemed dividend			4,374,579			(4,374,579)	-
Income for the three months ended March 31, 2009						(2,494,815)	(2,494,815)

Balance March 31, 2010	21,286,789	$21,287	$1,056,365	$863,248	$1,076,488	$(7,898,728)	$(4,881,340)

Balance December 31, 2008	19,623,889	$19,624	$797,808	$861,166	$665,852	$12,653,251	$14,997,701
Foreign currency translation adjustments				5,533			5,533
Transferred to Statutory reserve					385,237	(385,237)	-
Dividend paid or declared						(25,704,486)	(25,704,486)
Income for the year ended December 31, 2009						13,076,088	13,076,088

Balance December 31, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

The accompanying notes are an integral part of these financial statements

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

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

Rongfu was incorporated in Delaware on January 13, 2009. Flourishing Blessing (Hong Kong) Co., Ltd. (“Hong Kong Rongfu”) was incorporated on November 11, 2008. Pursuant to a Share Exchange Agreement, dated as of December 29, 2009, (the “December 2009 Agreement") all of the shareholders of Hong Kong Rongfu exchanged all of the outstanding shares of Hong Kong Rongfu for shares of common stock of Rongfu and Rongfu became the owner of 100% of the outstanding capital stock of Hong Kong Rongfu. Hong Kong Rongfu owns 100% of the capital stock of Guangzhou Flourishing Blessing Hansen Agriculture Technology Limited (“Guangzhou Flourishing”). Guangzhou Flourishing is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the People’s Republic of China (the “PRC”) by virtue of its status as a wholly-owned subsidiary of a non-PRC company, Hong Kong Rongfu.  In connection with the closing of the December 2009 Agreement, Guangzhou Flourishing  entered into and consummated a series of agreements (the "Contractual Agreements”),with Chen Zhisheng and Foshan Nanhai Ke Da Heng Sheng Aquatic Co., Ltd. (“Nanhai Ke Da Heng Sheng”).  Under the Contractual Agreements, Guangzhou Flourishing agreed to assume control of the operations and management of Nanhai Ke Da Heng Sheng in exchange for a management fee equal to Nanhai Ke Da Heng Sheng’s earnings before taxes. As a result, the business of Nanhai Ke Da Heng Sheng  and Hainan Ke Da Heng Sheng Aquit Germchit Co., Ltd., a PRC corporation (“Hainan Ke Da Heng Sheng”) , 70% of the outstanding stock of which is owned by Nanhai Ke Da Heng Sheng,  will be conducted by Guangzhou Flourishing. We anticipate that Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Sheng will continue to be the contracting parties under their customer contracts, bank loans and certain other assets until such time as those may be transferred to Guangzhou Flourishing. Nanhai Ke Da Heng Sheng was formed in the PRC on April 30, 2003 as a limited liability company (a company solely owned by a natural person). Hainan Ke Da Heng Sheng was formed in the PRC on August 6, 2007 as a limited liability company. Guangzhou Flourishing was incorporated in the PRC on January 9, 2009 as a WFOE.

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
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 1 – ORGANIZATION –continued

The Company, through its subsidiaries, and Contractual Agreements, is engaged in integrated business of aquaculture including Tilapia brood stock, Tilapia fry, Tilapia farming, and marketing for Tilapia. It is specializing in the production of the Hengsheng Brand Nile Tilapia and the new licensed New Jifu Tilapia.

In the opinion of the management of the Company, the accompanying consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company at March 31, 2010 and the results of its operations for the three-month periods ended March 31, 2010 and 2009 and its cash flows for the three-month periods March 31, 2010 and 2009. Actual results may differ from these estimates as a result of different assumptions or conditions.

These consolidated financial statements have been prepared on a historical pro-forma basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the pro forma historical results of the consolidated group. The Company adopted (“Codification”) on July 1, 2009. For the three months ended March 31, 2010, all reference for periods subsequent to January 1, 2010 is based on the Codification. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

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
MARCH 31, 2010
(UNAUDITED AND RESTATED)

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $3,267,797 and marked to market. For the three months ended March 31, 2010, the Company recorded a loss on change in fair value of derivative liability of $4,562,248 to mark to market for the increase in fair value of the warrants through March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

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

As of March 31, 2010 and December 31, 2009, the derivative liabilities amounted to $7,830,045 and $0. In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of general and administrative expense. Shipping and handling fees for the three months ended March 31, 2010 and 2009 were $64,442 and $1,758, respectively.

Income Taxes
The Company utilizes the accounting guidance, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this metho758d, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. It is the Company’s intention to permanently reinvest earnings from activity with china. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made fro US income tax which could result from paying dividend to the Company.

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

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

Amortization expense for the three months ended March 31, 2010 and 2009 was $115,352 and $ 81,742, respectively

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

Note 5 – RELATED PARTY

The Company buys fish feed from a related party supplier. As of and for the three months ended March 31, 2010, such vendor accounted for approximately 50% of the Company’s purchases and 30% of accounts payable.

Note 6 – DUE FROM/TO SHAREHOLDER

The Company has a receivable due from shareholder. As of March 31, 2010, due from shareholder was $21,211. Amount due are receivable upon demand with no stated interest.

During the fourth quarter of 2009, the Company loaned an aggregate of RMB 21,900,000 ($3,201,343 translated at $1=RMB 6.8372) to a shareholder. He invested the entire proceeds of the loan in the construction of Foshan Nanhai Guanyao Processing Industrial Park, which has a total area of 108,000 square meters with the construction area of 85,000 square meters. The loan does not bear interest and may be paid off by deducting the shareholder’s allocation of shareholders’ dividends or other means. After the construction has been completed, the Company has a first option to rent Foshan Nanhai Guanyao Processing Industrial Park on terms to be determined.  During the three months ended March 31, 2010 this loan was repaid in full.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 7 – ESCROW DEPOSITS

Pursuant to the Stock Purchase Agreement entered into on March 29, 2010, the Company received a $100,000 deposit in an escrow account. The remaining net proceeds of $6,561,077 had not been received as of March 31, 2010 and are shown on balance sheet as receivable. The escrow balance was collected by the Company on April 1, 2010.

Note 8 – CONCENTRATIONS

As of March 31, 2010, one customer accounted for 48% of accounts receivable. For the three months ended March 31, 2010, the Company had three vendors who accounted for 83% of total purchases. As of December 31, 2009, two customers accounted for 20% of accounts receivable. For the three months ended March 31, 2009, the Company had two vendors who accounted for 73% of total purchases and one related party vendor who accounted for 13% of total purchases.

Note 9 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the PRC entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled. The Company’s management estimated that there is insignificant unutilized leave as at March 31, 2010 and March 31, 2009.

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
Pursuant to the Stock Purchase Agreement the holders of Series A Stock also received 3,460,902 5 year warrants to purchase common shares. The warrants have an exercise price of $3.47 for 1,730,451 warrants and $4.17 for the remaining 1,730,451 warrants.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 10 – COMMON STOCK  (CONTINUED)

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

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010
- in connection with exchange agreement	666,666	$2.44-2.93	4.5 years
- in connection with Series A preferred	3,460,902	$3.47-4.17	4.5 years
Exercised in 2010
Outstanding, March 31, 2010	4,127,568

Note 11 –DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of warrants to purchase 4,127,568 shares of the Company’s common stock, issued to consultants and investor relations in connection with the merger agreements and in connection with the Stock Purchase Agreement. These derivative financial instruments are indexed to an aggregate of 4,127,568 and 0 shares of the Company’s common stock as of March 31, 2010 and December 31, 2009, respectively, and are carried at fair value. The following tabular presentations sets forth information about the derivative instruments for the periods March 31, 2010 and December 31, 2009:

Derivative income (expense)	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Warrant derivative	$(4,562,248)	-

Liabilities	March 31, 2010	December 31, 2009
Warrant derivative	7,830,045	-

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $2.44-$4.17; volatility 73.27%  based upon forward terms of instruments; terms-remaining life of 5 years ; and a risk free rate ranging from 1.79%-2.5%.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 12- DEBT

As of March 31, 2010 and December 31, 2009, the Company had debt as follows:

As of 3/31/2010 Credit Union –Foshan Naihai Branch	Amount	Interest rate	Due
Short term bank loan	$1,023,976	4.50%	Feb 13 and 14, 2011

As of 12/31/2009 Credit Union –Foshan Naihai Branch	Amount	Interest rate	Due
Short tem bank loan	$380,273	4.425%	Feb 13, 2010
Long term bank loan	$1,170,070	4.50%	Feb 13 and 14, 2011

The Company is using these loans for working capital purposes and secured by certain real estate and property insurance.

Note 13 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 25%. The Company is an agriculture enterprise and under PRC Income Tax Laws, it is entitled to have new PRC tax policy for the agriculture enterprise. The Company’s income is derived from three areas including fish breeding, fish cultivation and selling adult fish. For income from fish breeding, it is entitled to an exemption. For income from fish cultivation, EIT is a discount rate of 12.5%. For income from selling adult fish, EIT is a rate of 25%.

The following is a reconciliation of income tax expense:

March 31, 2010	International	Total
Current	$236,486	$236,486
March 31, 2009	International	Total
Current	$201,527	$201,527

	Three Months Ended March 31,
	2010	2009
Reconciliation of Effective tax rate

Statutory tax rate	25%	25%
Non deductibility of permanent items	48%	0%
Tax benefits from discounts and exemption	(9)%	17%
Others	(74)%	(34)%
Effective tax rate	(10)%	8%

If the Company were subject to the standard 25% EIT, it would have incurred $394,449 and $406,285 of income tax expense for the three months ended March 31, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.02 and $0.02 per share for the three months ended March 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	2010	2009

Basic and diluted earnings per share:
Numerator:
(Loss)/Income used in computing	$(7,513,045)	$2,181,497
Denominator:
Weighted average common shares outstanding	19,679.379	19,623,889
Basic and diluted earnings per share	$(0.38)	$0.11

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

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

Note 18- RESTATEMENT

The accompanying consolidated balance sheets as of December 31, 2009 and March 31, 2010, consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and March 31, 2009, consolidated statement of cash flows for the three months ended March 31, 2010 and consolidated statement of stockholders’ equity for the three months ended March 31, 2010 and the year ended December 31, 2009 have been restated for the following reasons:

1. The number of shares of the Company’s common stock outstanding as of December 31, 2008 and December 31, 2009 and the weighted average common shares outstanding for the three months ended March 31, 2009 and March 31, 2010 were overstated in such financial statements.

2.  The value attributed to shares of the Company’s common stock which were issued for prior services on March 29, 2010 should have been expensed in the Company’s income statement for the quarter ended March 31, 2010.

3.  $7,700,000 of Preferred Stock included under Stockholders’ Equity on the Company’s balance sheet as of March 31, 2010 should be classified as Temporary Equity.

Therefore, we have restated our financial statements to correct these errors as follows:

(i) We restated our financial statements to decrease the number of shares of the Company’s common stock outstanding as of December 31, 2008 and December 31, 2009 from 20,810,713 to 19,623,889, to decrease the weighted average common shares outstanding for the three months ended March 31, 2010 from 21,286,789 to 19,679,319 and to decrease the weighted average common shares outstanding for the three months ended March 31, 2009 from 20,810,713 to 19,623,889 shares. The effect of the reduction in the number of outstanding shares of common stock was to decrease Common Stock on the balance sheet as of December 31, 2009 by $1,187 from $20,811 to $19,624 and to increase additional paid-in capital as of December 31, 2009 by the same amount.

(ii)  We restated our financial statements to treat the preferred stock as of March 31, 2010 as Temporary Equity (see Note 18(3)). We previously accounted for the preferred stock in equity. The restatement had the effect of decreasing our equity by $7,700,000.

(iii)  We restated our financial statements to treat the value assigned to the shares issued in connection with certain professional services as expenses on the income statement (see Note 18(2)). This restatement had the effect of increasing the loss by $192,361, or $0.01 per share. The following table illustrates this restatement and the restatement as a result in the correction for the weighted average common shares outstanding for the three months ended March 31, 2010:

	Net Loss	Loss per Common Share
Net loss, as reported	$(7,320,684)	$(0.34)
Correction for common stock issued for services	(192,361)	(0.01)
Correction for weighted average shares		(.03)
Net loss, as restated	$(7,513,045)	$(0.38)

(iv)  We restated the consolidated statement of stockholders’ equity for the three months ended March 31, 2010 and the year ended December 31, 2009 to eliminate preferred stock, change the number of outstanding common shares and related amounts of capital and change the amounts of additional paid-in capital, retained earnings and total stockholders equity as a result of the changes discussed above.

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED AND RESTATED)

Note 18- RESTATEMENT (CONTINUED)

Note 19- SUBSEQUENT EVENTS

From April 1, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through December 29, 2010, the date of the restated financial statement issuance. Based upon this evaluation management has concluded that the Company did not have any material recognizable subsequent events during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of three months ended March 31, 2010 and March 31, 2009

The following table presents the Company’s consolidated net sales for its lines of business for the three months ended March 31, 2010 and three months ended March 31, 2009, respectively:

Three Months Ended March 31, 2010 and 2009			%
	2010	2009	Change

Farm growing	$7,212,246	$7,062,036	2%

Breeding	$1,188,523	$1,069,961	11%

Trading	$1,522,758	$1,274,431	19%

Consolidated	$9,923,527	$9,406,428	5%

Revenue for the three months ended March 31, 2010 were $9,923,527, an increase of $517,099 or 5.5%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of adult fish purchased by farmers, which increased $248,327, and the sales of adult fish, which increased $150,210 compared to the same period of 2009 .For the three months ended March 31, 2010, the sales of fish fry increased $118,562 compared to the same period of the prior year.

Cost of goods sold for the three months ended March 31, 2010 were $6,719,795, an increase of $453,050 or 7.2%, when compared to the same sales period of the prior year, which consisted of an increase of $148,485 for breeding adult fish, an increase of $218,498 for trading business, and an increase of $86,067 for breeding fish fry.  The percentage increase in cost of goods sold is higher than that of the percentage increase in revenue mainly because the revenues of the trading segment, with relatively higher costs of sales increased proportionately more than revenues of the breeding segment.

 Gross profit for the three months ended March 31, 2010 was $3,203,732, an increase of $64,049 or 2%, when compared to the same period in 2009. The increase in gross profit consisted of an increase of $1,726 for breeding adult fish, an increase of $29,828 for the Company’s trading business, and an increase of $32,495 for breeding fish fry. The reason for the increase of gross profit for the three months ended March 31, 2010 was the increase in sales. The percentage increase in gross profit for the three months ended March 31, 2010 over the three months ended March 31, 2009 is lower than the percentage increase in revenues for the same periods due to higher costs of goods sold in the three months ended March  31, 2010 as a result of changes in the product mix.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $865,345, an increase of $115,883 or 13%, when compared to the same period in 2009, mainly due to a $192,361 increase in professional fees in connection with the issuance of shares, and an increase in selling expenses by $191,341. These increases were partially offset by the decrease in general and administrative expenses of $274,820 for breeding adult fish and fish fry breeding business due to less maintenance fees and security fees incurred in the first quarter of 2009 that did not recur in the first quarter of 2010.

Research and development expenses for the three months ended March 31, 2010 were $19,836, an increase of  $1,000 or 5%, when compared to the same period in 2009.

Income from operations for the three months ended March 31, 2010 was $2,318,551, a decrease of $52,835 or 2%, when compared to the same period in 2009. The main reason for the decrease in income from operations was the increase in selling, general and administrative expenses offset by the increase in sales of adult fish and fish fry.

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

The Company recorded a loss on fair value of derivative liability of $4,562,248 for the three months ended March 31, 2010. This loss on fair value was recorded to mark to market for the increase in fair value of the warrants through March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

Net loss for the three months ended March 31, 2010 was $2,494,815 as compared to net income of $2,181,497 for the three months ended March 31, 2009. The $4,676,312 difference is attributable to the loss of $4,562,248 on fair value of derivative liability in the three months ended March 31, 2010.

During the three months ended March 31, 2010, total assets decreased by $1,293,631, or 11.1%, from $11,629,668 at December 31, 2009 to $10,336,037 at March 31, 2010.  The majority of the decrease was in cash and due from shareholders, which decreases were partially offset by an increase in inventories.

During the three months ended March 31, 2010, cash decreased by $1,600,214, or 50.1%, to $1,594,034 as compared to $3,194,248 as of December 31, 2009. This is mainly attributed to the payment of dividends to shareholders and income tax for the fourth quarter of 2009.

At March 31, 2010, the accounts receivable balance increased by $2,237,080, or 946.4.%,  from the balance at December 31, 2009.  The increase is due to the increase in revenue in the three months ended March 31, 2010. In addition, we have granted our customers a longer credit period as a strategy to increase our market share.

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

At March 31, 2010 fixed assets was $377,201, mainly consisting of aerators, feeding machine and other equipment used in fish farms, representing a decrease of $27,946, or 6.9%, compared to fixed assets as of December 31, 2009.

At March 31, 2010 biological assets was $474,349, an increase of $41,541, or 9.6%, compared to biological assets as of December 31, 2009. The increase in biological assets was due to the Company purchasing certain breeding fish during the first quarter of 2010.  Biological assets consist of tilapia, snakehead, crucian carp, yellow catfish and black bass.

At March 31, 2010 construction in progress was $18,740, as compared to construction in progress of $0 as of December 31, 2009. The increase was due to the fish equipment built for fish fry breeding.

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

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association with credit lines of RMB 7,000,000 (approximately $ 1,029,000 based on the conversion rate as of March 31, 2010) and RMB 5,000,000 (approximately $735,000 based on the conversion rate as of March 31, 2010), respectively. The two credit lines are secured by real estate owned by the sister-in-law of Chen Zhisheng, our Chairman of the Board.  The agreements were entered into on January 14, 2009 and January 13, 2009, respectively, for two-year terms expiring in January 2011. Outstanding loans under the two credit lines bear interest at a rate of 5.4% per year. Interest is payable monthly. As of March 31, 2010, there were outstanding loans payable at the amount of $1,023,936.

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

Adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the three months ended March 31, 2010, the Company recorded a loss on change in fair value of derivative liability of $4,562,248[not correct] to mark to market for the increase in fair value of the warrants through March 31, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective at that reasonable assurance level to satisfy the objectives for which they are intended.

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

 During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that there existed deficiencies in controls relating to the following and that it was necessary for the Company to restate to its previously issued financial statements as of December 31, 2009 and for the quarters ended March 31, 2009 and March 31, 2010 and June 30, 2009 and June 30, 2010 for the following reasons:

1. The number of shares of the Company’s common stock outstanding as of December 31, 2009 and the weighted average common shares outstanding for the quarters ended March 31, 2009, June 30, 2009 and March 31, 2010 were overstated in such financial statements and earnings per share for the quarters ended March 31, 2009, June 30, 2009 and March 31, 2010 were understated in such financial statements.

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

We have further concluded that such deficiencies represented material weaknesses. As a result, we concluded that the Company’s internal controls over financial reporting were not effective at March 31, 2010.

The Company is in the process of enhancing its financial reporting by implementation of stronger internal controls through the recruitment of high caliber personnel with strong financial reporting backgrounds and the establishment of effective checking and reviewing procedures. In 2011 we plan to enrich the accounting knowledge of all of our financial and accounting personnel by holding training to increase the awareness and use of controls and transparency by all staff and by redesigning document flows and establishing strong control points.

PART II. OTHER INFORMATION

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

RONGFU AQUACULTURE, INC.

Date: December 29, 2010	By:	/s/ Kelvin Chan
Kelvin Chan
Chief Executive Officer