Form 10-Q/A
period 2010-06-30
Rongfu Aquaculture, Inc.
filed 2010-12-29
CIK 1430682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A-2

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

EXPLANATORY NOTE

This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 which was filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 (the “Original Filing”) is being filed to include in an amended Item 1. Financial Statements, restated financial statements as described in Note 18 to the accompanying consolidated financial statements.  This Form 10-Q/A amends the following items in the Original Filing to reflect the changes in accounting treatment:

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 6. Exhibits

On September 30, 2010 we filed an Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 solely to file a revised Certification of the Chief Financial Officer of the Company to correct a reference to the date of the end of the period covered by the report. Other than such Amendment No. 1 and as described in the first paragraph above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-Q/A-2 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Filing.

We are also contemporaneously filing with the SEC an Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which was filed with the SEC on May 28, 2010 to include in an amended Item 1. Financial Statements, restated financial statements as described in Note 17 to those restated financial statements as well as amendments to Items 2, 4 and 6 of such Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RONGFU AQUACULTURE, INC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

	6/30/2010	12/31/2009
	(Unaudited and restated)	(Restated)
ASSETS
Current Assets
Cash	$7,125,477	$3,194,248
Accounts receivable	2,043,325	236,374
Inventories	8,987,628	2,979,753
Due from shareholders	-	4,008,659
Other receivable	27,149	21,208
Trade deposit	-	121,224
Prepaid expenses	679,301	230,247
Total Current Assets	18,862,880	10,791,713
Fixed assets	905,285	405,147
Biological assets	366,200	432,808
Total Assets	$20,134,365	$11,629,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,361,607	$-
Other payable	264,575	2,743,960
Advance from clients	-	498,785
Short-term bank loan	-	380,273
Dividend payable	-	3,466,331
Income tax payable	251,866	-
Derivative liability	8,575,785	-
Total Current liabilities	14,453,833	8,084,662

Long-term bank loan	-	1,170,070
Total liabilities	14,453,833	9,254,732

Temporary equity:
Redeemable preferred stock, par value $0.001 per share, 2,768,721 issued at June 30, 2010 and 0 at December 31, 2009.	7,700,000	-

Stockholders' Equity
Common stock, par value, $0.001 per share, 90,000,000 shares authorized, 21,286,789 and 19,623,889 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21,287	19,624
Additional paid in capital	1,056,365	797,808
Statutory reserve	1,076,310	1,051,089
Other comprehensive income	768,203	866,699
Retained earnings	(4,941,633)	(360,284)
Total Stockholders' Equity	(2,019,468)	2,374,936
Total Liabilities and Stockholders' Equity	$20,134,365	$11,629,668

The accompanying notes are an integral part of these financial statements.

RONGFU, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (UNAUDITED AND RESTATED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$22,553,424	$16,968,277	$12,629,897	$7,561,849
Cost of goods sold	14,446,385	10,188,007	7,726,590	3,921,262
Gross profit	8,107,039	6,780,270	4,903,307	3,640,587

Operating expenses:
Selling expenses	841,731	290,081	555,799	202,490
General and administrative expenses	939,764	1,075,070	360,352	413,198
Research and development cost	38,643	35,142	18,807	16,307
Total operating expenses	1,820,138	1,400,293	934,958	631,995

Net income from operations	6,286,901	5,379,977	3,968,349	3,008,592

Other income (expense)
Loss on fair value of derivative liability	(5,307,988)	-	(745,740)	-
Interest income	6,614	20,840	3,852	8,993
Interest expense	(34,841)	(450)	(17,447)	(241)

Total other (expense) income	(5,336,215)	20,390	(759,335)	8,751

Net income before income taxes	950,686	5,400,367	3,209,014	3,017,343

Income taxes	488,584	378,905	252,098	177,378

Net income	462,102	5,021,462	2,956,916	2,839,965
Deemed dividend from beneficial conversion feature of
Series A preferred stock	(4,374,579)	-
Dividends paid or declared	(643,651)
Net income (loss) available to common shareholders	(4,556,128)	5,021,462	2,956,916	2,839,965

Net income (loss) per common share
Earnings per share – Basic and diluted	(0.22)	0.26	0.14	0.14
Weighted average common shares outstanding
Basic and diluted	20,487,495	19,623.889	21,286,789	19,623,889

Net income	$462,102	$5,021,462	$2,956,916	$2,839,965
Other comprehensive loss	(98,496)	(177,809)	(95,045)	(179,891)
Comprehensive income	$363,606	$4,843,653	$2,861,871	$2,660,074

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010 (restated)	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$462,102	$5,021,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,726	54,369
Amortization of biological assets	231,601	204,339
Change in derivative liability value	5,307,988	-
Professional fee in connection with the issuance of shares	192,361
(Increase) / decrease in assets:
Accounts receivables	(1,800,409)	3,145,234
Inventories	(5,971,204)	1,018,118
Prepaid expense and other receivables	(434,732)	67,534
Trade deposit	121,718	-
Due from shareholder	4,024,965	(1,461,298)
Increase / (decrease) in current liabilities:
Accounts payable	5,346,962	536,363
Other payable	(2,499,717)	462,675
Advances from clients	(500,814)	-
Income taxes payable	(748,185)	(52,193)
Net cash provided by operating activities	3,787,362	8,996,603

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased fixed assets	(554,863)	(69,175)
Purchased biological assets	(164,993)	-
Net cash used by investing activities	(719,856)	(69,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	-	(8,517,615)
Borrowings (payment) of short-term loan, net	(381,870)	730,649
Borrowings (payment) of long-term bank loan	(1,174,985)	1,753,558
Dividend paid	(4,110,591)	(14,024,570)
Proceeds from issuance of preferred stock	6,561,077	-
Net cash provide (used) by financing activities	893,631	(20,057,978)

Effect of exchange rate changes on cash and cash equivalents	(29,908)	(553,287)

Net change in cash and cash equivalents	3,931,229	(11,683,837)

Cash and cash equivalents, beginning balance	3,194,248	14,823,476
Cash and cash equivalents, ending balance	$7,125,477	$3,139,639

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,236,768	$981,540
Interest payments	$34,841	$450

The accompanying notes are an integral part of these financial statements.

RONGFU AQUACULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED AND RESTATED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Comprehensive Income	Statutory Reserves	Retained Earnings	Total Stockholders’ Equity
Balance December 31, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

Foreign currency translation adjustments				(98,496)			(98,496)
Issuance of warrants			(3,267,797)				(3,267,797)
Syndication costs associated with preferred stock purchase agreement			(1,038,923)				(1,038,923)
Stock based compensation –issued in conjunction with professional services rendered	1,662,900	1663	191,174				191,174
Stock based compensation –issued in conjunction with financing			927,872				929,535
Syndication costs associated with financing			(928,348)				(928,348)
Dividends Paid or Declared						(643,651)	(643,651)
Transferred to Statutory reserve					25,221	(25,221)	-
Deemed dividend			4,374,579			(4,374,579)	-
Income for the six months ended June 30,2010						462,102	462,102

Balance June 30, 2010	21,286,789	$21,287	$1,056,365	$768,203	$1,076,310	$(4,941,633)	$(2,019,468)

Balance December 31, 2008	19,623,889	$19,624	$797,808	$861,166	$665,852	$12,653,251	$14,997,701
Foreign currency translation adjustments				5,533			5,533
Transferred to Statutory reserve					385,237	(385,237)	-
Dividend paid or declared						(25,704,486)	(25,704,486)
Income for the year ended December 31, 2009						13,076,088	13,076,088

Balance December 31, 2009	19,623,889	$19,624	$797,808	$866,699	$1,051,089	$(360,284)	$2,374,936

The accompanying notes are an integral part of these financial statements

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 1 – ORGANIZATION
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

Rongfu was incorporated in Delaware on January 13, 2009. Flourishing Blessing (Hong Kong) Co., Ltd. (“Hong Kong Rongfu”) was incorporated on November 11, 2008. Pursuant to a Share Exchange Agreement, dated as of December 29, 2009, (the “December 2009 Agreement”) all of the shareholders of Hong Kong Rongfu exchanged all of the outstanding shares of Hong Kong Rongfu for shares of common stock of Rongfu and Rongfu became the owner of 100% of the outstanding capital stock of Hong Kong Rongfu. Hong Kong Rongfu owns 100% of the capital stock of Guangzhou Flourishing Blessing Hansen Agriculture Technology Limited (“Guangzhou Flourishing”). Guangzhou Flourishing is a wholly foreign-owned enterprise, or “WFOE,” under the laws of the People’s Republic of China (the “PRC”) by virtue of its status as a wholly-owned subsidiary of a non-PRC company, Hong Kong Rongfu.  In connection with the closing of the December 2009 Agreement, Guangzhou Flourishing  entered into and consummated a series of agreements (the “Contractual Agreements”),with Chen Zhisheng and Foshan Nanhai Ke Da Heng Sheng Aquatic Co., Ltd. (“Nanhai Ke Da Heng Sheng”).  Under the Contractual Agreements, Guangzhou Flourishing agreed to assume control of the operations and management of Nanhai Ke Da Heng Sheng in exchange for a management fee equal to Nanhai Ke Da Heng Sheng’s earnings before taxes. As a result, the business of Nanhai Ke Da Heng Sheng  and Hainan Ke Da Heng Sheng Aquit Germchit Co., Ltd., a PRC corporation (“Hainan Ke Da Heng Sheng”) , 70% of the outstanding stock of which is owned by Nanhai Ke Da Heng Sheng,  will be conducted by Guangzhou Flourishing. We anticipate that Nanhai Ke Da Heng Sheng and Hainan Ke Da Heng Sheng will continue to be the contracting parties under their customer contracts, bank loans and certain other assets until such time as those may be transferred to Guangzhou Flourishing. Nanhai Ke Da Heng Sheng was formed in the PRC on April 30, 2003 as a limited liability company (a company solely owned by a natural person). Hainan Ke Da Heng Sheng was formed in the PRC on August 6, 2007 as a limited liability company. Guangzhou Flourishing was incorporated in the PRC on January 9, 2009 as a WFOE.

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
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RONGFU AQUACULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $3,267,797 and marked to market. For the six months ended June30, 2010, the Company recorded a loss on change in fair value of derivative liability of $5,307,988 to mark to market for the increase in fair value of the warrants through June 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

As of June 30, 2010 and December 31, 2009, the derivative liabilities amounted to $8,575,785 and $0. In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

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

Research and development cost

Research and development costs are expensed in the period when they are incurred. During the six months ended June 30, 2010 and 2009, research and development costs were $38,643 and $35,142, respectively. During the three months ended June 30, 2010 and 2009, research and development costs were $18,807 and $16,307, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. Advertising expense for the six months ended June 30, 2010 and 2009 were $15,688 and $8,636, respectively. Advertising expense for the six months ended June 30, 2010 and 2009 were $8,089 and $6,610, respectively.

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling fees

The Company follows ASC 605-45, “Handling Costs, Shipping Costs”.  The Company does not charge its customers for shipping and handling. The Company classifies shipping and handling costs as part of selling, general and administrative expense. Shipping and handling fees for the six months ended June 30, 2010 and 2009 were $243,593 and $47,586, respectively.  Shipping and handling fees for the three months ended June 30, 2010 and 2009 were $179,152 and $45,828, respectively.

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED AND RESTATED)

Note 3 –OTHER RECEIVABLES

Other receivables mainly consist of cash advances to rent deposit. As of June 30, 2010 and December 31, 2009, the other receivables were $27,149 and $21,208, respectively.

 Note 4 – BIOLOGICAL ASSETS

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

Carp	5 years
Tilapia	3 years
Yellow bone fish	Client to Update
California bass	Client to Update
Snakeheads	3 years

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED AND RESTATED)

 Note 7 – CONCENTRATIONS

As of June 30, 2010, one customer accounted for 23% of accounts receivable.

 For the six months ended June 30, 2010, the Company had three vendors who accounted for 66% of total purchases. For the three moths ended June 30, 2009, two vendors accounted for 78% of total purchases. One of such vendors  is a related party vendor and such vendor accounted for 69% of total purchases. As of December 31, 2009, two customers accounted for 20% of accounts receivable. For the six months ended June 30, 2009, the Company had two vendors who accounted for 59% of total purchases.  One of such vendors  is a related party vendor and such vendor accounted for 49% of the Company’s total purchases. At June 30, 2010, 78% of accounts payable were due to related parties.

Note 8 – COMPENSATED ABSENCES

Regulation 45 of the local labor law of the PRC entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled. The Company’s management estimated that there is insignificant unutilized leave as at June 30, 2010 and June 30, 2009.

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

The Company has agreed to pay liquidated damages to its warrant holders if the Registration Statement which the Company agreed to file is not filed by May 13, 2010 and/or not declared effective by the SEC on or before October 25, 2010.  The  liquidated  damages  are  equal  to  1%  of  the  purchase  price  of  the  purchased  shares  owned  by  investors.  The maximum aggregate liquidated damages payable to the investors under the Stock Purchase Agreement shall be 6% of the aggregate purchase price paid by the investors pursuant to the Stock Purchase Agreement.

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED AND RESTATED)

Note 10 – SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS (CONTINUED)

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

				Aggregate
		Exercise	Remaining	Intrinsic
	Total	Price	Life	Value

Outstanding, December 31, 2009	-
Granted in 2010
- in connection with exchange agreement	666,666	$2.44-2.93	4.5 years
- in connection with Series A preferred	3,460,902	$3.47-4.17	4.5 years
Exercised in 2010
Outstanding, June 30, 2010	4,127,568

Note 11-DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of warrants to purchase 4,127,568 shares of the Company’s common stock, issued to consultants and investor relations in connection with the merger agreements and in connection with the Stock Purchase Agreement. These derivative financial instruments are indexed to an aggregate of 4,127,568 and 0 shares of the Company’s common stock as of June 30, 2010 and December 31, 2009, respectively, and are carried at fair value. The following tabular presentations sets forth information about the derivative instruments for the periods June 30, 2010 and December 31, 2009:

Derivative income (expense)	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010

Warrant derivative	$(5,307,988)	$(745,740)

Liabilities	June 30, 2010	December 31, 2009
Warrant derivative	8,575,785	0-

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $2.44-$4.17; volatility 73.27%  based upon forward terms of instruments; terms-remaining life of 4.75 years ; and a risk free rate ranging from 1.79%-2.5%.

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
JUNE 30, 2010
 (UNAUDITED AND RESTATED)

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

The following is a reconciliation of income tax expense:

June 30, 2010	International	Total
Current	$488,584	$488,584
June 30, 2009	International	Total
Current	$378,905	$378,905

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of Effective tax rate before special items to Reported Effective tax rate

Statutory tax rate	25%	25%	25%	25%
Non deductibility of permanent items	22%	0%	5%	0%
Tax benefits from discounts and exemption	(18)%	(32)%	(20)%	(19)%
Others	31%	20%	(2)%	0%
Effective tax rate	60%	12%	8%	6%

If the Company were subject to the standard 25% EIT, it would have incurred $1,164,982 and $994,634 of income tax expense for the six months ended June 30, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.06 and $0.05 per share for the six months ended June 30, 2010 and 2009, respectively.
If the Company were subject to the standard 25% EIT, it would have incurred $768,998 and $588,151 of income tax expense for the three months ended June 30, 2010 and 2009, respectively.  The standard income tax rate would have caused the Company to incur an additional expense of $0.04 and $0.03 per share for the three months ended June 30, 2010 and 2009, respectively.

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
 (UNAUDITED AND RESTATED)

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

The following table sets forth the computation of basic and diluted earnings per share of common stock:
	Six Months Ended September 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted earnings per share:
Numerator:
(Loss)/Income used in computing	$(4,556,128)	$5,021,462	$2,956,916	$2,839,965
Denominator:
Weighted average common shares outstanding	20,487,495	19,623,889	21,286,789	19,623,889
Basic and diluted earnings per share	$(0.22)	$0.26	$0.14	$0.14

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

RONGFU AQUACULTURE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
 (UNAUDITED AND RESTATED)

Note 17- RESTATEMENT

The accompanying consolidated balance sheets, statements of income and comprehensive income, statements of cash flows and statement of stockholders’ equity as of, and for the year ended, December 31, 2009 and the three and six months ended June 30, 2010 and June 30, 2009 have been restated for the following matter:

1.  The number of shares of the Company’s common stock outstanding at December 31, 2009 and for the quarters ended June 30, 2009 and June 30, 2010 were overstated in such financial statements.

2.  The value attributed to shares of the Company’s Common Stock which were issued for prior services on March 29, 2010 should have been expensed in the Company’s income statement for the six months ended June 30, 2010.

3. $7,700,000 of Preferred Stock included under Stockholders’ Equity on the Company’s balance sheet as of June 30, 2010 should be reclassified as Temporary Equity.

Therefore, we have restated the financial statements to correct these errors. The net effect of this reclassification is as follows:

A decrease in the Company’s common stock by $1,187 from $20,811 to $19,024 and an increase of additional paid in capital by the same amount.

The accompanying consolidated balance sheet, statement of operations, statement of cash flows as of and for the period ended June 30, 2010 has been restated for the following matters:

(i)
We have restated our financial statements to treat the preferred stock as Temporary Equity (see Note 17(3)). We previously accounted for the preferred stock in equity. This restatement had the effect of decreasing our equity by $7,700,000.

(ii)
We have restated our income statement to treat the value assigned to the shares issued in conjunction with the certain professional services as expenses charged to the income statement for the six months ended June 30, 2010 (see Note 17(2)). This restatement had the effect of increasing the loss by $192,361, or $0.01 per share for the six months ended June 30, 2010.

The following table illustrates the restatement:

	Net Loss	Loss per Common Share
Net loss, as reported	$(4,363,767)	$(0.21)
Correction for common stock issued for services	(192,361)	(0.01)

Net loss, as restated	$(4,556,128)	$(0.22)

(iii)           We have restated our income statement for the six months ended June 30, 2009 to correct the net income per common share as a result of a correction in the weighted average shares outstanding. This restatement had the effect of increasing net income per share for the six months ended June 30, 2009 by $.02.

The following table illustrates the restatement:

	Net Income	Income per Common Share
Net Income, as reported	$5,021,462	$0.24

Correction for weighted average shares		0.02
Net Income	$5,021,462	$0.26

Note 18- SUBSEQUENT EVENTS

From July 1, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through December 29, 2010, the date of the restated financial statement issuance. Based upon this evaluation management has concluded that the Company did not have any material recognizable subsequent events during the period..

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

Comparison of three months ended June 30, 2010 and June 30, 2009

The following table presents the Company’s consolidated revenue for its lines of business for the three months ended June 30, 2010 and three months ended June 30, 2009, respectively:

Three Months Ended June 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$6,803,184	$4,114,201	65%

Breeding	$2,799,043	$2,462,782	14%

Trading	$3,027,670	$984,866	207%

Consolidated	$12,629,897	$7,561,849	67%

Revenue for the three months ended June 30, 2010 were $12,629,897, an increase of $5,068,048 or 67%, when compared to the same period in 2009. Such increase was mainly attributed to the increase in sales of the trading business of adult fish, particularly snakehead which increased $2.1 million, and the farm growing of adult fish, particularly snakehead, which increased $2.7 million compared to the same period of 2009 following the opening in May 2010 of our logistics center which facilitated the distribution of snakehead to Guangzhou Province and other regions in the PRC. For the three months ended June 30, 2010, the sales of fish fry increased $336,260 compared to the same period of the prior year, due to sales of fry of our two new fish – yellow catfish and California perch.

Cost of goods sold for the three months ended June 30, 2010 were $7,726,590 an increase of $3,805,328 or 97%, when compared to the same sales period of the prior year, which consisted of an increase of $2,202,850 for breeding adult fish and an increase of $1,813,881 for the trading business, slightly offset by a decrease of $31,359 for breeding fish fry. The percentage increase in cost of goods sold is higher than that of the percentage increase in revenue mainly because the revenues of the farm growing segment and trading segment, with relatively higher costs of sales increased proportionately more than revenues of the breeding segment.

Gross profit for the three months ended June 30, 2010 was $4,903,307, an increase of $1,262,720 or 35%, when compared to the same period in 2009. The increase in gross profit is comprised of an increase of $666,177 for breeding adult fish, an increase of $228,924 for the Company’s trading business and an increase of $367,619 for breeding fish fry. The reason for the increase of gross profit for the three months ended June 30, 2010 was the increase in sales. The percentage increase in gross profit for the three months ended June 30, 2010 over the three months ended June 30, 2009 is lower than the percentage increase in revenues for the same periods due to higher costs of goods sold in the three months ended June 30, 2010 as a result of changes in the product mix.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $916,151, an increase of $300,463 or 49%, when compared to the same period in 2009, mainly due to an increase in selling expenses of $353,309 relating to the increase in sales and an increase in general and administrative expenses of $76,962 mainly due to the expansion of the Company’s business.

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

Interest income for the three months ended June 30, 2010 was $3,852, a decrease of $5,141 or 57%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax in the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the three months ended June 30, 2010 was $17,447, an increase of $17,206 due to the increase in the Company’s short term bank loans, when compared to the same period in 2009.

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

The Company recorded a loss on fair value of derivative liability of $745,740 for the three months ended June 30, 2010.

Net income for the three months ended June 30, 2010 was $2,956,916 as compared to net income of $2,839,965 for the three months ended June 30, 2009 mainly due to the increase in gross profit of $1,262,720 from business expansion offset by the increase in selling, general and administrative expenses of $300,463 and the non-cash item of loss on fair value of derivative liability of $745,740 in the second quarter in fiscal year 2010. During the first quarter of 2010, the Company completed a private placement of its preferred stock and warrants. The Company was required to separately account for the conversion option of 4,127,268 shares of common stock exercisable in 5 years embedded in  Series A to D warrants issued on March 29, 2010 as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to the income statement. The warrants are therefore recorded as a derivative instrument liability, carried at fair value.

Comparison of six months ended June 30, 2010 and June 30, 2009

The following table presents the Company’s consolidated revenue for its lines of business for the six months ended June 30, 2010 and six months ended June 30, 2009, respectively:

Six Months Ended June 30, 2010 and 2009			%
	2010	2009	Change

Farm growing	$14,015,430	$11,176,237	25%

Breeding	$3,987,566	$3,532,743	13%

Trading	$4,550,428	$2,259,297	101%

Consolidated	$22,553,424	$16,968,277	33%

Revenue for the six months ended June 30, 2010 were $22,553,424, an increase of $5,585,147 or 33%, when compared to the same period in 2009. Such increase was mainly due to the increase in sales of adult fish purchased by farmers, which increased $2,291,131, and the sales of adult fish, which increased $2,839,193 compared to the same period of 2009 following the opening in May, 2010 of our logistics center which facilitated the distribution of snakehead to Guangzhou Province and other regions in the PRC. For the six months ended June 30, 2010, sales of fish fry increased $454,822 compared to the same period of the prior year, due to sales of fry of our two new fish – yellow catfish and California perch.

Cost of goods sold for the six months ended June 30, 2010 were $14,446,385, an increase of $4,258,378 or 42%, when compared to the same sales period of the prior year, which consisted of an increase of $2,171,290 for breeding adult fish, an increase of $2,032,380 for trading business, and an increase of $54,708 for breeding fish fry. The percentage increase in cost of goods sold is higher than that of the percentage increase in revenue mainly because the revenues of the farm growing segment and trading segment, with relatively higher costs of sales increased proportionately more than revenues of the breeding segment.

Gross profit for the six months ended June 30, 2010 was $8,107,039, an increase of $1,326,769 or 20%, when compared to the same period in 2009. The increase in gross profit is comprised of an increase of $667,903 for breeding adult fish, an increase of $258,751 for the Company’s trading business, and an increase of $400,115 for breeding fish fry. The reason for the increase of gross profit for the six months ended June 30, 2010 was the increase in sales. The percentage increase in gross profit for the six months ended June 30, 2010 over the six months ended June 30, 2009 is lower than the percentage increase in revenues for the same periods due to higher costs of goods sold in the six months ended June 30, 2010 as a result of changes in the product mix.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,781,495, an increase of $416,344 or 30%, when compared to the same period in 2009, mainly attributable to the increase in selling expenses of $551,650 for the expansion of the Company’s business.  The increase in selling expenses was offset by a decrease in general and administrative expenses by $135,306 due to less maintenance fees and security fees incurred in the six months ended June 30, 2009 that did not recur in the six months ended June 30, 2010.

Income from operations for the six months ended June 30, 2010 was $6,286,901, an increase of $906,924 or 17%, when compared to the same period in 2009. The main reason for the increase in income from operations was the increase in sales of adult fish and fish fry.

Interest income for the six months ended June 30, 2010 was $6,614, a decrease of $14,226 or 68%, when compared to the same period in 2009, primarily because the Company used a part of its interest earning funds to pay dividends and income tax of the fourth quarter in 2009, which decreased the Company’s interest income as a consequence.  Interest expense for the six months ended June 30, 2010 was $34,841, an increase of $34,381 due to the increase in the Company’s short term bank loans, when compared to the same period in 2009.

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

Net income for the six months ended June 30, 2010 was $462,102 as compared to net income of $5,021,462 for the six months ended June 30, 2009. The $4,559,360 difference is attributable to the loss of $5,307,988 on fair value of derivative liability offset by the improvement in net income from operations in the six months ended June 30, 2010. During the first quarter of 2010, the Company completed a private placement of its preferred stock and warrants. The Company was required to separately account for the conversion option  of 4,127,268 shares of common stock exercisable in 5 years embedded in  Series A to D warrants issued on March 29, 2010 as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to the income statement.. The warrants are therefore recorded as a derivative instrument liability, carried at fair value.

During the six months ended June 30, 2010, total assets increased by $8,504,697, or 73%, from $11,629,668 at December 31, 2009 to $20,134,365 at June 30, 2010.  The majority of the increase was in cash, accounts receivable and inventories, which was partially offset by a decrease in amount due from shareholders.

During the six months ended June 30, 2010, cash increased by $3,931,229, or 123%, to $7,125,477 as compared to $3,194,248 as of December 31, 2009. This is mainly attributed to the Company’s receipt of $6,561,077 in net proceeds from the sales of the Company’s convertible preferred stock and warrants in a private placement in March 2010, which funding was partially offset by the increase in inventories and payment of dividends to shareholders in the first six months of 2010.

At June 30, 2010, the accounts receivable balance increased by $1,806,951, or 764%, from the balance at December 31, 2009 as a result of an increase in sales during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. In addition, we have granted our customers a longer credit period as a strategy to increase our market share.

At June 30, 2010, there were no amounts due from shareholders, as compared to due from shareholders of $4,008,659 as of December 31, 2009. This is attributed to the complete repayment by shareholders during the first quarter of 2010 of  the $4,008,659 due from shareholders as of December 31, 2009.

The Company's inventory as of June 30, 2010 was $8,987,628, an increase of $6,007,875, or 202%, compared to inventory at December 31, 2009. Inventories mainly consists of adult tilapia, snakehead, crucian carp and other varieties of freshwater fish. The main reason of the increase in inventory is the Company increased its breeding capacity in the six months ended June 30, 2010 in anticipation of future sales.

At June 30, 2010 fixed assets were $905,285, mainly consisting of aerators, feeding machines and other equipment used in fish farms, representing an increase of $500,138, or 123%, compared to fixed assets as of December 31, 2009.

At June 30, 2010 biological assets were $366,200, a decrease of $66,608, or 15%, compared to biological assets as of December 31, 2009. The decrease in biological assets was due to amortization for the six months in 2010, offset by the procurement of certain breeding fish during the 2010. Biological assets consist of tilapia, snakehead, crucian carp, yellow catfish and California perch.

At June 30, 2010 accounts payable were $5,361,607, as compared to $0 as of December 31, 2009. The increase in accounts payable was due to the procurement of fish food used in the Company’s fish farms and fish fry breeding.

At June 30, 2010 other payables were $264,575, a decrease of $2,479,385, or 90%, compared to other payables as of December 31, 2009. The main item included in other payables is personal income tax payable, and the high personal income tax payable was due to the dividend payable in the fiscal year ended December 31, 2009, which was paid in the first quarter of 2010.

At June 30, 2010, there was no advance from clients, as compared to the advance from clients of $498,785 as of December 31, 2009. Because goods were distributed to clients in the first quarter of 2010, there was no advance from clients as of  June 30, 2010.

At June 30, 2010, there were no bank loans payable as compared to a bank loan payable of $1,550,343 as of December 31, 2009. The loan was fully repaid in the six months ended June 30, 2010.

At June 30, 2010, there was no dividend payable, as compared to a dividend payable of $3,466,331 as of December 31, 2009 since the dividend was fully paid in the six months ended June 30, 2010.

At June 30, 2010 income tax payable was $251,866, a decrease of $743,447, or 75%, compared to income tax payable (which is included as a component of other payable) of $995,313 as of December 31, 2009. This is mainly because the fourth quarter is the peak season of sales normally, and therefore the income tax for the six months ended June 30, 2010 is lower than the income tax for the whole 2009 fiscal year.

Liquidity and Capital Resources

The Company has typically financed its operations and expansion from cash flows from operations and loans from its shareholders and banks. The Company consummated a reverse merger transaction and raised approximately $7.7 million in gross proceeds in a private placement financing on March 29, 2010.

Nanhai Ke Da Heng Sheng has entered into two credit line agreements with Foshan Nanhai Allied Rural Credit Union Danzhao Credit Association with credit lines of RMB 7,000,000 (approximately $ 1,044,000 based on the conversion rate as of June 30, 2010) and RMB 5,000,000 (approximately $746,000 based on the conversion rate as of June 30, 2010), respectively. The two credit lines are secured by real estate owned by the sister-in-law of Chen Zhisheng, our Chairman of the Board.  The agreements were entered into on January 14, 2009 and January 13, 2009, respectively, for two-year terms expiring in January 2011. Outstanding loans under the two credit lines bear interest at a rate of 5.4% per year. Interest is payable monthly. As of June 30, 2010, there were no outstanding loans payable

Critical Accounting Policies and Estimates

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

Adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), the Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  The warrants, under ASC 815, were classified as derivative liability for the then relative fair market value of $ 3,267,797 and marked to market. For the six months ended June  30, 2010, the Company recorded a loss on change in fair value of derivative liability of $8,575,785 to mark to market for the increase in fair value of the warrants through ended June 30, 2010.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

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

At June 30, 2010, there were permanent tax differences relating to stock based compensation in conjunction with professional services of $191,141 and the loss on change in fair value of derivative liability of $5,307,988 to mark to market for the increase in fair value of the warrants through ended June 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files, or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective at that reasonable assurance level to satisfy the objectives for which they are intended.

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

 During the preparation of our financial statements for the quarter ended September 30, 2010, we determined that there existed deficiencies in controls relating to the following and that it was necessary for the Company to restate to its previously issued financial statements as of December 31, 2009 and the quarters ended March 31, 2009 and March 31, 2010 and June 30, 2009 and June 30, 2010 for the following reasons:

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

We have further concluded that such deficiencies represented material weaknesses. As a result, we concluded that the Company’s internal controls over financial reporting were not effective at June 30, 2010.

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